Form 10-Q
period 2013-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2013-08-07
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, 19,323,606 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$26,653	$19,122
Trade receivables, net of allowance for doubtful accounts of $531 and $336, respectively	74,526	57,147
Inventories	28,576	20,327
Income taxes receivable	—	592
Deferred tax asset, net	803	803
Prepaid expenses and other current assets	1,440	1,285

Total current assets	131,998	99,276

Property, plant and equipment:
Equipment	52,713	48,447
Furniture and fixtures	460	375
Land, building and improvements	5,996	5,907

Total property, plant and equipment, at cost	59,169	54,729
Less accumulated depreciation and amortization	15,008	12,152

Property, plant and equipment, net	44,161	42,577

Other assets:
Goodwill	28,073	12,884
Restricted annuity contract	2,484	2,447
Intangible rights and capitalized software costs, net of accumulated amortization of $4,165 and $3,588, respectively	6,870	1,328
Other assets	1,227	635

Total other assets	38,654	17,294

Total Assets	$214,813	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2013	December 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,364	$14,150
Accrued and other liabilities	31,881	23,887
Accrued restructuring and cost reduction liabilities	360	709
Income taxes payable	983	—
Current unrecognized tax benefit	242	242
Current portion of long-term debt	3,731	160
Current portion of capital lease obligation	910	886

Total current liabilities	63,471	40,034

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	23,429	2,080
Capital lease obligation, net of current portion	1,460	1,921
Deferred tax liability, net	57	955
Unrecognized tax benefit	640	640
Other long-term liabilities	2,627	2,518

Total long-term liabilities	28,213	8,114

Commitments and contingencies (Notes 8 and 10)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,320,606 and 18,202,548 shares issued and outstanding, respectively	193	182
Additional paid-in-capital	122,465	112,738
Retained earnings (deficit)	471	(2,361)

Total PowerSecure International, Inc. stockholders’ equity	123,129	110,559
Non-controlling interest	—	440

Total stockholders’ equity	123,129	110,999

Total Liabilities and Stockholders’ Equity	$214,813	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$70,187	$37,867	$115,144	$71,052
Cost of sales	50,304	25,663	81,521	49,293

Gross profit	19,883	12,204	33,623	21,759

Operating expenses:
General and administrative	12,511	9,093	22,343	17,738
Selling, marketing and service	2,105	1,366	3,490	2,424
Depreciation and amortization	1,809	1,136	3,265	2,221

Total operating expenses	16,425	11,595	29,098	22,383

Operating income (loss)	3,458	609	4,525	(624)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	—	1,439
Interest income and other income	19	23	40	45
Interest expense	(130)	(116)	(235)	(224)

Income before income taxes	3,347	1,955	4,330	636
Income tax expense	1,305	621	1,679	228

Income from continuing operations	2,042	1,334	2,651	408

Discontinued operations (Note 6):
Income from operations, net of tax	—	32	—	67
Gain on disposal, net of tax	—	—	—	—

Income from discontinued operations, net of tax	—	32	—	67

Net income	2,042	1,366	2,651	475
Net loss attributable to non-controlling interest	57	277	181	565

Net income attributable to PowerSecure International, Inc.	$2,099	$1,643	$2,832	$1,040

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$2,099	$1,611	$2,832	$973
Income from discontinued operations, net of tax	—	32	—	67

Net income	$2,099	$1,643	$2,832	$1,040

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.11	$0.09	$0.15	$0.05
Income from discontinued operations	—	—	—	0.01

Net income attributable to PowerSecure International, Inc. common stockholders	$0.11	$0.09	$0.15	$0.06

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.11	$0.09	$0.15	$0.05
Income from discontinued operations	—	—	—	—

Net income attributable to PowerSecure International, Inc. common stockholders	$0.11	$0.09	$0.15	$0.05

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,651	$475
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	—	(1,439)
Income from discontinued operations	—	(67)
Depreciation and amortization	3,265	2,221
Stock compensation expense	289	576
Loss on disposal of miscellaneous assets	14	45
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(11,025)	4,360
Inventories	(7,353)	861
Other current assets and liabilities	1,480	416
Other noncurrent assets and liabilities	(520)	(335)
Accounts payable	9,291	(378)
Accrued and other liabilities	(1,869)	(3,067)
Accrued restructuring and cost reduction liabilities	(349)	—

Net cash provided by (used in) continuing operations	(4,126)	3,668
Net cash provided by discontinued operations	—	132

Net cash provided by (used in) operating activities	(4,126)	3,800

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,542)	(3,523)
Purchases of property, plant and equipment	(3,856)	(3,330)
Additions to intangible rights and software development	(319)	(215)
Proceeds from sale of property, plant and equipment	—	14
Proceeds from sale of unconsolidated affiliate	—	1,445

Net cash used in investing activities	(13,717)	(5,609)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Proceeds from long-term borrowings	25,000	2,400
Principal payments on long-term debt	(80)	(80)
Principal payments on capital lease obligations	(437)	(414)
Repurchases of common stock	(9)	(1,010)
Proceeds from stock option exercises	900	14

Net cash provided by financing activities	25,374	910

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,531	(899)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,122	24,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,653	$23,707

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three and Six Month Periods Ended June 30, 2013 and 2012

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

Basis of Presentation

Organization – The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. (“PowerFab”), Innovation Energies, LLC, Southern Energy Management PowerSecure, LLC (“PowerSecure Solar”), Solais Lighting, Inc. (“Solais”) and PowerPackages, LLC, as well as Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc., which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”.

These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of June 30, 2013 and the consolidated results of our operations and cash flows for the three and six months ended June 30, 2013 and 2012.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Non-controlling Interest – The non-controlling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of income as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of our majority-owned subsidiaries is shown as a separate component of stockholders’ equity in our consolidated balance sheet.

Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, 2013, we also held a 67% controlling ownership interest in IES, an LED lighting company in which we acquired a controlling interest in 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $153 thousand. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 209 thousand shares of our common stock valued at a total of $2.9 million on the date of acquisition, issued pursuant to our acquisition shelf registration statement on Form S-4. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there will be no non-controlling interest in those entities after the acquisition dates.

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
	IES	PowerSecure Solar	Total
Balance, December 31, 2012	$(6)	$446	$440
Capital contribution	—	—	—
Income (loss)	(143)	(38)	(181)
Acquisition of non-controlling interest	149	(408)	(259)

Balance, June 30, 2013	$—	$—	$—

	Six Months Ended June 30, 2012
	IES	PowerSecure Solar	Total
Balance, December 31, 2011	$909	$—	$909
Capital contribution	—	433	433
Income (loss)	(551)	(14)	(565)

Balance, June 30, 2012	$358	$419	$777

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

Debt Issuance Costs – Debt issuance costs are capitalized and included in other current and non-current assets in our consolidated balance sheets. These costs are amortized over the term of the corresponding debt instrument using the straight-line method for debt issuance costs related to the revolving portion of our credit facility and the effective interest method for debt issuance costs on our term loan debt. Amortization of debt issuance costs is included in interest expense in our consolidated statements of income.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended June 30, 2013 and 2012 was $148 thousand and $281 thousand, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the six months ended June 30, 2013 and 2012 was $289 thousand and $576 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of income.

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

Derivative Financial Instruments—We use derivative financial instruments in the form of interest rate swap contracts to manage interest rate risk associated with our floating rate debt. Commencing in July 2013, we entered into interest rate swap contracts to manage the balance of fixed and floating rate debt. Our accounting for such derivative financial instruments is based on our designation of these interest rate swaps as cash flow hedges. It is our policy to execute such interest rate swaps with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to our risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. For our interest rate swap contracts designated as a hedge of interest on our floating rate debt, the effective portion of the change in fair value of the derivative is reported in other comprehensive income and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings.

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$2,099	$1,611	$2,832	$973
Income from discontinued operations	—	32	—	67

Net income	$2,099	$1,643	$2,832	$1,040

Basic weighted-average common shares outstanding in period	19,024	18,846	18,635	18,874
Dilutive effect of stock options	333	95	306	141

Diluted weighted-average common shares outstanding in period	19,357	18,941	18,941	19,015

Basic earnings per common share:
Income from continuing operations	$0.11	$0.09	$0.15	$0.05
Income from discontinued operations	—	—	—	0.01

Basic earnings per common share	$0.11	$0.09	$0.15	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.11	$0.09	$0.15	$0.05
Income from discontinued operations	—	—	—	—

Diluted earnings per common share	$0.11	$0.09	$0.15	$0.05

4.	Acquisitions

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

The acquisition of Solais strengthens and complements our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais adds to our capabilities in marketing LED lighting through distributor channels.

The acquisition was accomplished through a merger of Solais into Brite Idela, Inc., a Delaware corporation and wholly-owned subsidiary we formed to effectuate the merger and renamed “Solais Lighting, Inc.” after the merger (“Solais PowerSecure”). As a result of the merger, the assets, properties, business, debts, liabilities and obligations of Solais prior to the merger became those of Solais PowerSecure.

The merger was consummated pursuant to an Agreement and Plan of Merger, dated as of April 12, 2013 (the “Solais Merger Agreement”), by and among Solais, the stockholders of Solais (the “Solais Stockholders”), us and Solais PowerSecure. The merger consideration paid by us to the stockholders of Solais was valued under the Solais Merger Agreement at an aggregate of $15 million, less an adjustment deducting the working capital deficit of approximately $0.2 million, and is subject to a post-closing “true up” adjustment of the final closing working capital balance. As a result, the aggregate merger consideration paid by us consisted of approximately $6.5 million in cash plus 675,160 shares of our common stock. For purposes of the Merger and the merger consideration, the shares of common stock we issued in the acquisition of Solais were valued at $12.22 per share, which was their volume-weighted average closing sale price as reported on the Nasdaq Global Select Market over the five trading days immediately preceding the date the merger was completed. For purposes of applying the purchase accounting provisions of ASC 805, Business Combinations (ASC 805), the shares of common stock we issued in the acquisition were valued at $12.52 per share, which was the closing sale price of our common stock as reported on the Nasdaq Global Select Market on the date of acquisition. All outstanding shares of capital stock of Solais were converted into and exchanged for the merger consideration. The merger became effective on April 12, 2013.

Total revenues and pre-tax loss from the Solais business since the date of acquisition included in the accompanying consolidated statements of income for the six months ended June 30, 2013 were $1.6 million and $0.2 million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.4 million were recognized as an expense during the six months ended June 30, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

The following table summarizes the consideration paid to the Solais Stockholders and the preliminary fair value allocation of the purchase price. The cash consideration paid, and the allocation of the purchase price, are subject to a post-closing “true-up” adjustment of the final working capital balances acquired:

Consideration paid to Seller:
Cash	$6,535
Shares of Company common stock	8,453

Total consideration paid	$14,988

Cash and cash equivalents	$165
Accounts receivable, net	625
Inventories	338
Other current assets	62
Property, plant and equipment, net	286
Deferred tax asset	898
Identifiable intangible assets:
Customer relationships	1,900
Noncompetition agreement	140
Developed technology	1,200
Accounts payable	(665)
Accrued and other liabilities	(1,011)

Total identifiable net assets	3,938
Goodwill	11,050

$14,988

As part of the preliminary purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, developed technology and noncompetition agreements. The fair value of the acquired identifiable intangible assets and the goodwill in the table above are provisional pending completion of the final valuations for those assets.

We used the income approach to value the customer relationships, developed technology and noncompetition agreements. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

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

The goodwill of $11.1 million arising from the acquisition consists largely of the assembled workforce of Solais, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and Solais. All of the goodwill was assigned to our Utility and Energy Technologies segment. None of the acquired goodwill is expected to be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of Solais Lighting, Inc. Pro Forma Results of Operations Six Months Ended June 30,
	2013	2012
Revenues	$116,854	$72,884
Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$2,748	$111
Net income	$2,748	$178
Diluted earnings per common share:
Income from continuing operations	$0.15	$0.01
Net income	$0.15	$0.01

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2012. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the six months ended June 30, 2013 were adjusted to exclude aggregate acquisition-related cost of $1.2 million incurred by PowerSecure and Solais, collectively, in 2013.

Acquisition of ESCO Energy Efficiency Business – On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the ESCO business of Lime Energy Services Co. (“LESCO”), a Massachusetts corporation and wholly-owned subsidiary of Lime Energy Co., a Delaware corporation (“Lime”). The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, for the benefit of commercial, industrial and institutional customers as end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The acquired business serves other larger ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

The acquisition was consummated pursuant to an Asset Purchase and Sale Agreement, dated as of February 28, 2013 (the “LESCO Purchase Agreement”), by and among LESCO, as the seller, Lime, as the seller’s parent, and PowerSecure, as the purchaser. Pursuant to the LESCO Purchase Agreement, we completed the acquisition of certain assets and working capital liabilities and the assumption of customer contracts of LESCO, for cash. The assigned contracts required the consent of the customers to complete the assignment, so PowerSecure and LESCO entered into a subcontracting arrangement in the interim to facilitate our obtaining the rights and benefits, and taking on the duties and obligations, of LESCO under the assumed contracts after the closing. In connection with the acquisition, we entered into certain indemnifications to the surety on the bonds for certain projects that were bonded prior to the closing by LESCO, and have continued to do so after the closing with respect to the assumed contracts until the projects are completed or until the consents are obtained and the bonding can be completed in our name directly.

The acquisition was effective as of the end of the day on February 28, 2013. Total revenues and pre-tax income from the ESCO business since the date of acquisition included in the accompanying consolidated statements of income for the six months ended June 30, 2013 were $13.1 million and $0.9 million, respectively. In addition, acquisition related costs in the amount of $0.1 million were recognized as an expense during the six months ended June 30, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

The following table summarizes the consideration paid to LESCO, including amounts paid as part of a post-closing true-up adjustment, for the ESCO business and the components and the fair value allocation of the purchase price.

Consideration paid to Seller:
Cash	$1,971

Accounts receivable	$5,728
Inventories	558
Property, plant and equipment, net	135
Identifiable intangible assets:
Customer relationships	1,400
Trademarks	160
Backlog	120
Noncompetition agreement	90
Databases	90
Accounts payable	(1,259)
Accrued and other liabilities	(8,852)

Total identifiable net assets (liabilities)	(1,830)
Goodwill	3,801

$1,971

As part of the purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, trademarks, backlog, noncompetition agreement and a database and software license to use certain proprietary software tools that LESCO had developed, which are used to assist in the preparation of contract pricing.

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

The goodwill of $3.8 million arising from the acquisition consists largely of the assembled workforce of the ESCO business, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and the ESCO business. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes. As part of the post-closing true-up adjustment, the amount of the purchase price allocated to goodwill was reduced by $18 thousand from our initial allocation.

We have concluded that the acquisition of the ESCO business did not constitute a significant business for purposes of Rule 3-05 of Regulation S-X of the SEC, and thus no acquired business historical financial statements are required to be filed with the SEC. Pro forma financial disclosures required under ASC 805 for the six months ended June 30, 2013 and 2012 have not been included herein because the relevant quarterly financial information for the ESCO business is not yet available from the seller. We plan to provide such pro forma financial disclosures in a subsequent quarterly report promptly after the relevant financial information becomes available to us from the seller. Our net income for the three and six months ended June 30, 2013, includes the results of operations of the ESCO business since the date of acquisition.

Acquisition of PowerLine – On May 20, 2013, we acquired the business and certain assets of Powerline EHV & Safety Training, LLC, a Georgia limited liability company (“PowerLine”). The acquired PowerLine business involves safety training in the electrical utility industry. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 20, 2013 (the “PowerLine Purchase Agreement”) between PowerLine, as the seller, and PowerSecure, as the purchaser. Pursuant to the PowerLine Purchase Agreement, we acquired certain training materials and property, plant and equipment for a cash payment of $0.6 million at closing and annual cash installment payments of $0.1 million over the next five years.

We intend to use the assets and resources of PowerLine to conduct safety training for our Utility Infrastructure personnel. The PowerLine acquisition provides us with dedicated efficient and effective safety resources for our employees, enhancing our overall safety programs. We do not intend to provide safety training services to third-parties and others outside of our Energy and Utility Services segment. Accordingly, there have been no revenues associated with the PowerLine acquisition since the date of acquisition. In addition, acquisition related costs in the amount of $3 thousand were recognized as an expense during the six months ended June 30, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

The following table summarizes the consideration paid to the PowerLine Stockholder and the preliminary fair value allocation of the purchase price.

Consideration paid to Seller:
Cash	$550
Installment payments payable, discounted value	497

Total consideration paid	$1,047

Property, plant and equipment, net	$10
Identifiable intangible assets:
Training materials	200
Noncompetition agreement	500

Total identifiable net assets	710
Goodwill	337

$1,047

The goodwill of $0.3 million arising from the acquisition consists largely of the cost efficiencies we expect to derive from a dedicated safety training program. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes.

The operating costs of the PowerLine resources have been included within our Utility and Energy Technologies operating segment since the date of acquisition. Pro forma results of operations for the six months ended June 30, 2013 and 2012 have not be included herein as the effects of the acquisition were not material to our results of operations.

5.	Restructuring and Cost Reduction Program

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The associated cost reduction charges were incurred entirely in the second half of 2012 and consisted primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. The following table summarizes the restructuring and cost reduction plan activities and the balance of our accrued restructuring and cost reduction liabilities at and for the six month period ended June 30, 2013:

	Employee Termination Costs	Employment Arrangement Revisions	Total
Accrued restructuring and cost reduction liabilities, December 31, 2012	$709	$—	$709
Costs incurred and charged to expense	—	—	—
Cash payments	(349)	—	(349)

Accrued restructuring and cost reduction liabilities, June 30, 2013	$360	$—	$360

The balance of accrued restructuring and cost reduction plan liabilities at June 30, 2013 is included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring plan liabilities at June 30, 2013 will be paid during the next twelve months.

6.	Discontinued Operations

Our discontinued operations does not include any activity during the three or six months ended June 30, 2013.

During the three and six months ended June 30, 2012, our discontinued operations consists of the revenues and expenses associated with the remaining shutdown activities of our PowerPackages business which was discontinued during 2011. PowerPackages provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. All shutdown activities were completed during 2012. The results of PowerPackages discontinued operations for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
PowerPackages Discontinued Operations:
Total revenues	$115	$336
Cost of sales and operating expenses	63	228

Income (loss) before income taxes	52	108
Income tax benefit expense	(20)	(41)

Income from operations	32	67
Gain on disposal	—	—
Income tax on disposal	—	—

Income from discontinued operations	$32	$67

There were no remaining assets or liabilities of the PowerPackages discontinued operations at either June 30, 2013 or December 31, 2012.

7.	Debt and Interest Rate Swap Contracts

We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2012, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2014 and a $2.6 million term loan maturing on November 12, 2016.

On June 19, 2013, we entered into an amendment to the credit agreement to (i) add a $25 million, 7 year amortizing term loan to the credit facility, which amortizes and is payable quarterly over its term in equal principal amounts plus accrued interest (the “$25 Million Term Loan”), (ii) extend the maturity date of the revolving portion of the credit facility by two years to November 12, 2016, and (iii) modify certain covenants and other terms and conditions of the Credit Agreement.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $40 thousand plus interest payable quarterly at variable rates, maturing November 12, 2016	2,160	2,240
Term loan, principal of $893 thousand plus interest payable quarterly at variable rates, maturing June 30, 2020	25,000	—

Total debt	27,160	2,240
Less: Current portion	(3,731)	(160)

Long-term debt, net of current portion	$23,429	$2,080

The credit agreement, as amended, provides for (i) a $20 million senior, first-priority secured revolving line of credit that matures on November 12, 2016; (ii) a previously issued $2.6 million term loan amortizing through November 2016; and (iii) the new $25 Million Term Loan that amortizes through June 30, 2020. The credit facility has been guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

We have used, and intend to continue to use, the proceeds available under the credit facility including the new $25 Million Term Loan to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes. The maturity date of the revolving portion of the credit facility was extended under the amendment by two years until November 12, 2016. The maturity date of the existing $2.6 million term loan, of which $2.2 million was outstanding as of June 30, 2013, is unaffected by the amendment. In connection with the extension of the revolving credit facility and the addition of the $25 Million Term Loan, our previous option, prior to that maturity date, to convert a portion of outstanding principal balance of the revolving portion of the credit facility into a two year term loan at maturity has been eliminated.

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

In July 2013, we entered into forward interest rate swap contracts based on three-month LIBOR that effectively converts 80% of the outstanding balance of our $25 Million Term Loan to fixed rate debt commencing October 1, 2013. In accordance with ASC 815, Derivatives and Hedging, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, in future financial statements, the fair value of the interest rate swaps will be recorded as an asset or liability, the effective portion of the change in fair value of the interest rate swaps will be recorded in other comprehensive income and the quarterly settlements will be recorded as either an addition to or reduction of our interest expense for the period.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of June 30, 2013, we were in compliance with these financial covenants.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions or limits on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, pay dividends on our capital stock or consolidate or merge with other entities. In addition, the credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events, which were not modified by the amendment.

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

There was an aggregate balance of $27.2 million outstanding under the two term loans under our credit facility as of June 30, 2013. There were no balances outstanding on the revolving portion of the credit facility at, or during the six months ended, June 30, 2013 or at December 31, 2012 or at August 7, 2013. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

The balance of our capital lease obligations shown in the consolidated balance sheet at June 30, 2013 and December 31, 2012 consist entirely of our obligations under the equipment lease described above.

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

Stock Options – Net income for the three months ended June 30, 2013 and 2012 includes $37 thousand and $22 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the six months ended June 30, 2013 and 2012 includes $76 thousand and $59 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income.

A summary of option activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	13	11.42
Exercised	(167)	5.40
Expired	—	—
Forfeited	(8)	6.14

Balance, June 30, 2013	676	$7.75	4.47	$7.28

Exercisable, June 30, 2013	528	$8.25	3.51	$6.78

A summary of option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	10	6.88
Exercised	(4)	3.56
Expired	—	—
Forfeited	(10)	8.36

Balance, June 30, 2012	907	$6.98	4.52	$	n/m	(1)

Exercisable, June 30, 2012	761	$7.18	3.95	$	n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on June 30, 2012.

The weighted average grant date fair value of the options granted during the six months ended June 30, 2013 and 2012 was $4.52 and $2.43, respectively. The fair value of the stock options granted during the three months ended June 30, 2013 and 2012 was measured using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2013	2012
Expected stock price volatility	45.0%	39.0%
Risk free interest rate	0.9%	1.0%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2013 and December 31, 2012, there was $315 thousand and $357 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at June 30, 2013 are expected to be recognized over a weighted average period of approximately 1.6 years.

During the three months ended June 30, 2013 and 2012, the total intrinsic value of stock options exercised was $1,035 thousand and $3 thousand, respectively. Cash received from stock option exercises during the three months ended June 30, 2013 and 2012 was $685 thousand and $3 thousand, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2013 and 2012 was $52 thousand and $52 thousand, respectively.

During the six months ended June 30, 2013 and 2012, the total intrinsic value of stock options exercised was $1,224 thousand and $12 thousand, respectively. Cash received from stock option exercises during the six months ended June 30, 2013 and 2012 was $900 thousand and $14 thousand, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2013 and 2012 was $57 thousand and $57 thousand, respectively.

Restricted Stock Awards – Net income for the three months ended June 30, 2013 and 2012 includes $111 thousand and $258 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. Net income for the six months ended June 30, 2013 and 2012 includes $213 thousand and $517 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and six months ended June 30, 2013 and 2012 is included in general and administrative expenses in the accompanying consolidated statements of income.

A summary of restricted stock award activity for the six months ended June 30, 2013 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	100	$5.62
Granted	68	12.02
Vested	(31)	4.42
Forfeited	—	—

Balance, June 30, 2013	137	$9.07

A summary of restricted stock award activity for the six months ended June 30, 2012 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	410	$11.47
Granted	59	4.21
Vested	(81)	7.76
Forfeited	—	—

Balance, June 30, 2012	388	$11.13

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

The fair value of the restricted shares is amortized on a straight-line basis over the respective vesting period. At June 30, 2013, the balance of unrecognized compensation cost related to unvested restricted shares was $1,131 thousand, which is expected to be recognized over a weighted average period of approximately 3.4 years.

10.	Commitments and Contingencies

Performance Bonds and Parent Guarantees – In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2013, we had approximately $79 million in surety bonds outstanding, including outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business (See Note 4). To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. In addition, from time to time, PowerSecure International, Inc. guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers and vendors.

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

We estimate that from time to time we have performance issues related to component parts which have a cost basis of approximately 5-10% of our estimated annual revenues, although not necessarily limited to this amount, which are installed in equipment we own and have sold to various customers across our business lines, and additional performance issues could arise in the future. In addition, the failure or inadequate performance of these components pose potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues for projects in process or future projects, reduced revenues for recurring revenue contracts which are dependent on the performance of the affected equipment, additional expenses and capital cost to repair or replace the affected equipment, inventory write-offs for defective components held in inventory, asset write-offs for company-owned systems which have been deployed, the cancellation or deferral of contracts by our customers, or claims made by our customers for damages as a result of performance issues.

We have experienced performance issues with two types of component parts, in particular, which we have made significant progress in correcting or mitigating, but which continue to represent operational and financial risks to our business: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have actively worked to correct and resolve the performance issues and have made progress in mitigating their risk, although the risk is not eliminated. Given that we continue to have risk related to these performance issues, and the inherent uncertainty in assessing and quantifying the costs and certainty regarding the resolution of these types of technical issues, we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any specific adjustment to our warranty reserve for these particular performance issues, other than our regular reserves for minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

The income tax expense recorded at June 30, 2013 and 2012 represents our income before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

At December 31, 2012, we had a net noncurrent deferred tax liability of $955 thousand. The acquisition of Solais in April 2013 (see note 4) included approximately $5.0 million of net operating loss carryforwards available to be utilized against our future taxable income, subject to significant limitations in the amount that can be utilized in any single year. In addition, the acquisition of Solais resulted in a noncurrent deferred tax liability associated with estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of intangible assets acquired and their respective tax bases. As a net result of the above items, the balance of our net noncurrent deferred tax liability decreased to $57 thousand at June 30, 2013. This decrease in our net noncurrent deferred tax liability at June 30, 2013 had no effect on our income tax expense for the three or six months ended June 30, 2013.

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

	Three Months Ended June 30, 2013
	Utility and Energy Technologies	Unallocated Corporate and Other	Total
Revenues	$70,187	$—	$70,187
Cost of Sales	50,304	—	50,304

Gross Profit	19,883	—	19,883

Operating expenses:
General and administrative	10,880	1,631	12,511
Selling, marketing and service	2,105	—	2,105
Depreciation and amortization	1,809	—	1,809

Total operating expenses	14,794	1,631	16,425

Operating Income (loss)	5,089	(1,631)	3,458
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—
Interest income and other income	—	19	19
Interest expense	(55)	(75)	(130)

Income (loss) before income taxes	$5,034	$(1,687)	$3,347

Total capital expenditures	$2,718	$—	$2,718

Total goodwill	$28,073	$—	$28,073

Total assets	$190,937	$23,876	$214,813

	Three Months Ended June 30, 2012
	Utility and Energy Technologies	Unallocated Corporate and Other	Total
Revenues	$37,867	$—	$37,867
Cost of Sales	25,663	—	25,663

Gross Profit	12,204	—	12,204

Operating expenses:
General and administrative	7,694	1,399	9,093
Selling, marketing and service	1,366	—	1,366
Depreciation and amortization	1,136	—	1,136

Total operating expenses	10,196	1,399	11,595

Operating Income (loss)	2,008	(1,399)	609
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	1,439
Interest income and other income	—	23	23
Interest expense	(68)	(48)	(116)

Income (loss) before income taxes	$1,940	$15	$1,955

Total capital expenditures	$2,482	$—	$2,482

Total goodwill	$12,884	$—	$12,884

Total assets	$122,010	$21,974	$143,984

	Six Months Ended June 30, 2013
	Utility and Energy Technologies	Unallocated Corporate and Other	Total
Revenues	$115,144	$—	$115,144
Cost of Sales	81,521	—	81,521

Gross Profit	33,623	—	33,623

Operating expenses:
General and administrative	19,482	2,861	22,343
Selling, marketing and service	3,490	—	3,490
Depreciation and amortization	3,265	—	3,265

Total operating expenses	26,237	2,861	29,098

Operating Income (loss)	7,386	(2,861)	4,525
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—
Interest income and other income	—	40	40
Interest expense	(113)	(122)	(235)

Income (loss) before income taxes	$7,273	$(2,943)	$4,330

Total capital expenditures	$4,175	$—	$4,175

	Six Months Ended June 30, 2012
	Utility and Energy Technologies	Unallocated Corporate and Other	Total
Revenues	$71,052	$—	$71,052
Cost of Sales	49,293	—	49,293

Gross Profit	21,759	—	21,759

Operating expenses:
General and administrative	15,143	2,595	17,738
Selling, marketing and service	2,424	—	2,424
Depreciation and amortization	2,221	—	2,221

Total operating expenses	19,788	2,595	22,383

Operating Income (loss)	1,971	(2,595)	(624)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	1,439
Interest income and other income	—	45	45
Interest expense	(130)	(94)	(224)

Income (loss) before income taxes	$1,841	$(1,205)	$636

Total capital expenditures	$3,545	$—	$3,545

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and six month period ended June 30, 2013, which we refer to as the second quarter 2013 and six month period 2013, respectively, and the three and six month period ended June 30, 2012, which we refer to as the second quarter 2012 and six month period, respectively, and of our consolidated financial condition as of June 30, 2013 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

Our strategy is focused on growing these three product and service offerings because they address large unmet market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. These three product and service groups share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities.

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

Distributed Generation

Our Distributed Generation products and services involve manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations, generally on behalf of electric utilities. Our systems provide a dependable backup power supply during power outages, and provide a more efficient and environmentally sustainable source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally sustainable power to augment their core power requirements.

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

In the six month period 2013, 84.0% of our Distributed Generation revenues consisted of customer-owned sales, and 16.0% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

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

Energy Efficiency

Our Energy Efficiency products and services are focused on providing energy solutions to utilities, municipalities, and commercial, institutional and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations, and benefit the environment. Our Energy Efficiency product area includes our EfficientLights, IES and EnergyLite businesses and brands, all of which are focused on bringing light emitting diode, or “LED”, lighting solutions to the marketplace. In addition, our LED lighting offerings were recently broadened and enhanced with our April 2013 acquisition of Solais Lighting. Our Energy Efficiency products and services also include our ESCO energy efficiency facility upgrade solutions, which we acquired in February 2013.

Our EfficientLights LED lighting products are focused on solutions for grocery, drug and convenience stores. These LED lighting products include our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lights for open refrigerated cases, overhead lighting for walk-in storage coolers, parking lot lights, and security lighting.

Our IES LED lighting products are focused on solutions for utilities, commercial and industrial, and OEM applications. These LED lighting products include area lights, street lights, and other specialty lighting applications. In addition, IES’s product portfolio includes component parts, such as power drivers, light engines and thermal management solutions for OEMs.

Through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as other specialty lighting products. These products are marketed to customers and utilities directly, and through third party distribution arrangements.

Additionally, through our recent acquisition of Solais, we provide LED lamps and fixtures for department stores and other commercial applications. Solais strengthens and complements our existing LED business through the addition of these new product lines and customer channels, and also enhances our skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais adds to our capabilities in marketing LED lighting through distributor channels.

We generate revenues from our EfficientLights, IES, EnergyLite, and Solais lighting products through the sale of our proprietary LED lights. These lights are sold as retrofits for existing traditional lighting, and to a lesser extent for initial lighting installations. Occasionally we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, utilities, and department stores, and their installations of LED lighting is across numerous stores over a diverse geographic scope. We also sell our LED lights to, and through, OEMs and distributors. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our LED lighting products.

Our Energy Efficiency area also includes our ESCO solutions, which involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, for the benefit of commercial, industrial and institutional customers as end users. Through our recent acquisition of our ESCO capabilities, we expanded our portfolio of energy efficient facility technologies and expertise, to include lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. Our solutions serve the “Super ESCOs” by providing these energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

Oil and Gas Services – In 2011, we divested the non-core business operations of our Oil and Gas Services segment. The results of the Oil and Gas Services segment for 2012, which are not material, are included in the “Unallocated Corporate and Other” amounts in the tables below, wherever applicable.

Recent Developments

On July 31, 2013, we announced that we received approximately $23 million of new business awards, including approximately $11 million of new turn-key distributed generation business, approximately $10 million of additional new utility infrastructure business, and approximately $2 million in new energy efficiency business.

On June 20, 2013, we announced that we amended our existing credit facility with Citibank and BB&T to (i) add a $25 million, 7 year term loan to the credit facility (the “$25 Million Term Loan”); (ii) extend the maturity date of the revolving portion of the credit facility by two years to November 12, 2016; and (iii) modify certain covenants and other terms and conditions of the credit agreement. In July 2013, we executed forward interest rate swaps to achieve a fixed interest rate on approximately 80% of the $25 Million Term Loan, commencing October 1, 2013.

On June 6, 2013, we announced that we added approximately $75 million to our revenue backlog, including approximately $49 million from a renewed and expanded three year utility infrastructure award to serve a large investor-owned utility. These new business awards also included $26 million of additional revenue which was comprised of $18 million of new distributed generation business, $4 million of additional new utility infrastructure business, and $4 million in new energy efficiency business.

On May 23, 2013, we announced that we acquired the minority ownership interests in our PowerSecure Solar and IES subsidiaries increasing our ownership interests to 100% in each of these businesses. The purchase price for the 10% PowerSecure Solar minority interest was $153 thousand cash. The purchase price for the 33% IES minority interest was 209,060 shares of our common stock, par value $.01 per share, valued at a total of $2.9 million at the date of acquisition. In addition, we announced the acquisition of 100% of the business and certain assets of Powerline EHV & Safety Training, LLC (“PowerLine”). The acquired PowerLine business involves safety training in electrical utility work and enhances our utility infrastructure safety and training programs with additional resources and capabilities. The purchase price for the PowerLine business was $1.1 million which included a cash payment of $0.6 million at closing and annual cash installment payments of $0.1 million payable over the next five years.

Financial Results Highlights

Our consolidated revenues during the second quarter 2013 increased by $32.3 million, or 85.4%, compared to our consolidated revenues during the second quarter 2012. The drivers of this quarter-over-quarter revenue increase were the across the board increases in revenues in each of our product and service areas, including a $17.2 million, or 133.2%, increase in revenues from Utility Infrastructure products and services, a $7.7 million, or 87.1%, increase in revenues from Energy Efficiency products and services, and a $7.4 million, or 46.1%, increase in revenues from Distributed Generation products and services. Overall, $14.8 million of incremental revenue growth occurred in our existing operations, representing a 39.2% quarter-over-quarter increase, and the remaining $17.5 million of the increase in revenues is due to incremental revenues from our recently acquired PowerSecure Solar, Solais and ESCO operations. This revenue growth, which is a continuation of our growth in recent years, is the result of our focused strategy of growing our revenues on a short-term and long-term basis by expanding our product and services lines, our customer and market base, our geographic footprint, and our utility partners.

Our second quarter 2013 gross margin as a percentage of revenue decreased to 28.3% compared to 32.2% in the second quarter 2012. This quarter-over-quarter gross margin decrease was due to the overall growth of our Utility Infrastructure, Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, in the second quarter 2013, which are generally our lowest gross margin product and service categories. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter.

Our operating expenses during the second quarter 2013 increased by $4.8 million, or 41.7%, compared to our operating expenses during the second quarter 2012. The quarter-over-quarter increase in operating expenses is largely due to $2.7 million of incremental operating expenses during the second quarter 2013 at our recently acquired PowerSecure Solar, Solais and ESCO operations. In addition, we incurred $0.5 million in incremental acquisition costs related to our acquisitions of Solais and PowerLine in the second quarter 2013 compared to $0.1 million of such costs in the second quarter 2012. The majority of the remaining quarter-over-quarter increase in our operating expenses is due to an increase in selling expenses related to our significantly higher revenue and backlog, depreciation and amortization from capital expenditures primarily driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

Our second quarter 2013 operating expenses, as a percentage of our revenues, decreased by 7.2 percentage points compared to the second quarter 2012, partially as a result of our 2012 cost reduction program which has allowed us to leverage our operating expenses against a greater level of revenues year-over-year. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including near and mid-term opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. We have commenced initiatives to accelerate the realization of the expected benefits, and we expect these actions to result in a charge of between $2 million and $4 million during the second half of 2013.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the second quarter 2013 was $2.1 million, or $0.11 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.6 million, or $0.09 per diluted share, for the second quarter 2012, which included a $1.4 million gain, or $0.05 per diluted share, from the sale of our WaterSecure operations. There was no similar gain during the second quarter 2013. The second quarter 2013 included $0.5 million, or $0.01 per diluted share, of expenses related to our acquisition activities during the quarter.

We had no income or loss from discontinued operations during the second quarter 2013 and our income from discontinued operations was negligible for the second quarter 2012. We do not expect to incur any additional income or loss in future periods from our discontinued operations as all of the related assets and liabilities were disposed during 2012.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the second quarter 2013 was $2.1 million, or $0.11 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $1.6 million, or $0.09 per diluted share, for the second quarter 2012.

Our consolidated revenues during the six month period 2013 increased by $44.1 million, or 62.1%, compared to our consolidated revenues during the six month period 2012. The drivers of this period-over-period revenue increase were the across the board increases in revenues in each of our product and service areas, including a $23.9 million, or 91.9%, increase in revenues from Utility Infrastructure products and services, a $15.9 million, or 55.5%, increase in revenues from Distributed Generation products and services, and a $4.3 million, or 26.1%, increase in revenues from Energy Efficiency products and services. Overall, $23.7 million of incremental revenue growth occurred in our existing operations, representing a 33.3% period-over-period increase, and the remaining $20.4 million of the increase in revenues is due to incremental revenues from our recently acquired PowerSecure Solar, Solais and ESCO operations.

Our six month period 2013 gross margin as a percentage of revenue decreased to 29.2% compared to 30.6% in the six month period 2012. This period-over-period gross margin decrease was due to the overall growth of our Utility Infrastructure, Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, in the six month period 2013, which are generally our lowest gross margin product and service categories.

Our operating expenses during the six month period 2013 increased by $6.7 million, or 30.0%, compared to our operating expenses during the six month period 2012. The period-over-period increase in operating expenses is largely due to $3.8 million of incremental operating expenses during the six month period 2013 at our recently acquired PowerSecure Solar, Solais and ESCO operations. In addition, we incurred $0.5 million in incremental acquisition costs in the six month period 2013 compared to $0.1 million of such costs in the six month period 2012. The majority of the remaining year-over-year increase in our operating expenses is due to an increase in selling expenses related to our significantly higher revenue and backlog, depreciation and amortization from capital expenditures primarily driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

Our six month period 2013 operating expenses, as a percentage of our revenues, decreased by 6.2 percentage points compared to the six month period 2012, partially as a result of our 2012 cost reduction program which has allowed us to leverage our operating expenses against a greater level of revenues year-over-year. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including near and mid-term opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. We have commenced initiatives to accelerate the realization of the expected benefits, and we expect these actions to result in a charge of between $2 million and $4 million during the second half of 2013.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the six month period 2013 was $2.8 million, or $0.15 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.0 million, or $0.05 per diluted share, for the six month period 2012.

We had no income or loss from discontinued operations during the six month period 2013 and our income from discontinued operations was negligible for the six month period 2012. We do not expect to incur any additional income or loss in future periods from our discontinued operations as all of the related assets and liabilities were disposed during 2012.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the six month period 2013 was $2.8 million, or $0.15 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $1.0 million, or $0.05 per diluted share, for the six month period 2012.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2012 or our quarter ended June 30, 2013, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after June 30, 2013 is $245 million. This includes revenue related to the new business awards described above under “—Recent Developments”. Our revenue backlog represents revenue expected to be recognized after June 30, 2013, for periods including the third quarter of 2013 onward. This backlog figure compares to the revenue backlog of $206 million we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 8, 2013 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after June 30, 2013

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$131 Million	3Q13 through 1Q14
Project-based Revenue — Long term	$45 Million	2Q14 through 2015
Recurring Revenue	$69 Million	3Q13 through 2020

Revenue Backlog to be recognized after June 30, 2013	$245 Million

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

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, the financial results of which for the second quarter and six month period 2012 are classified as discontinued operations in our financial statements.

Second Quarter 2013 Compared to Second Quarter 2012

Revenues

Our consolidated revenues are generated entirely by sales and services provided by our Utility and Energy Technologies segment. We currently provide a variety of Utility and Energy Technologies products and services, including Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products and services. The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Distributed Generation	$23,581	$16,139	$7,442	46.1%
Utility Infrastructure	30,111	12,912	17,199	133.2%
Energy Efficiency	16,495	8,816	7,679	87.1%

Total	$70,187	$37,867	$32,320	85.4%

Our consolidated revenues for the second quarter 2013 increased $32.3 million, or 85.4%, compared to the second quarter 2012 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Distributed Generation, Utility Infrastructure and Energy Efficiency revenues. This revenue growth, which is a continuation of our growth in recent years, includes $14.8 million of incremental revenue growth in our existing operations and $17.5 million of incremental revenues from our recently acquired PowerSecure Solar, Solais and ESCO operations. This revenue growth is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the second quarter 2013 over the second quarter 2012 consisted of a $17.1 million, or 133.2%, increase in revenues from Utility Infrastructure products and services, a $7.4 million, or 46.1%, increase in revenues from Distributed Generation products and services, and a $7.7 million, or 87.1%, increase in revenues from Energy Efficiency products and services. The quarter-over-quarter increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production. The quarter-over-quarter increase in our Distributed Generation product sales and services was driven by increases in customer-owned project sales and increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012. The quarter-over-quarter increase in our Energy Efficiency revenues in the second quarter 2013 compared to the second quarter 2012 was driven by an additional $13.9 million in energy efficiency revenues from the acquisition of our ESCO business in February 2013 and the acquisition of Solais Lighting in April 2013, partially offset by decreases in revenues from EfficientLights lighting products for our grocery customers due to difficult financial conditions in the grocery sector.

Our future revenues will depend on the continuing recovery of the domestic economy, the health of the credit markets and the continuing levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders and to realize the growth opportunities provided by our recent acquisitions and any future acquisitions. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future PowerSecure-owned distributed generation recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay or defer large sales orders, especially when economic conditions are not positive.

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following table summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Cost of Sales	$50,304	$25,663	$24,641	96.0%
Gross Profit	$19,883	$12,204	$7,679	62.9%
Gross Profit Margin	28.3%	32.2%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 96.0% increase in our consolidated cost of sales and services for the second quarter 2013 compared to the second quarter 2012, was driven by the increase in costs associated with the 85.4% increase in sales, together with the factors discussed below leading to the reduction in our gross profit margin.

An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 15-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. In addition, our recently acquired Solar and ESCO businesses have lower gross margins, which are generally in the 15-25% range.

Our Utility and Energy Technologies segment gross profit increased $7.7 million, or 62.9%, in the second quarter 2013 compared to the second quarter 2012. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the second quarter 2013 was 28.3%, a decrease of 3.9 percentage points compared to the second quarter 2012. Our lower gross profit margins in the second quarter 2013 compared to the second quarter 2012 were due to an increase in the growth and amount of Utility Infrastructure, Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, in the second quarter 2013 which are generally our lowest gross margin product and service categories. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase somewhat because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects. In the near-term, however, we expect the total gross margins in this segment will remain in the upper 20%-range as we continue to realize revenues from our recent ESCO energy efficiency acquisition, which carries lower gross margins and will lower our total gross margins as a percentage of revenue.

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

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our longer term movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Fluctuations” below. Accordingly, there is no assurance that our future gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring and cost reduction charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$12,511	$9,093	$3,418	37.6%
Selling, marketing and service	2,105	1,366	739	54.1%
Depreciation and amortization	1,809	1,136	673	59.2%

Total	$16,425	$11,595	$4,830	41.7%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the second quarter 2013, we incurred $0.4 million of incremental operating expenses at our PowerSecure Solar operations, which we acquired in June 2012; we incurred $1.6 million of incremental operating expenses at our ESCO business operations, which we acquired in February 2013; we incurred $0.7 million of incremental operating expenses at Solais Lighting, which we acquired in May 2013; and we incurred $0.4 million of incremental acquisition costs compared to the second quarter 2012. In addition, our increase in operating costs was driven by an increase in selling expenses related to our significantly higher revenue and backlog, additional depreciation and amortization from capital expenditures primarily driven by capital expenditures for Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

During the second half of 2012, we initiated a restructuring and cost reduction program to reduce our costs, streamline our organization, and set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this program was to reduce expenses as a percentage of revenues as we grow to drive improvements in our operating margin. Partially as a result of this program, our operating expenses for the second quarter 2013, as a percentage of our revenues, decreased by 7.2 percentage points compared to the second quarter 2012, as we leveraged our operating expenses against a greater level of revenues, quarter-over-quarter. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including near and mid-term opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. We have commenced initiatives to accelerate the realization of the expected benefits, and we expect these actions to result in a charge of between $2 million and $4 million during the second half of 2013.

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

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment together with unallocated corporate general and administrative costs. The 37.6% increase in our consolidated general and administrative expenses in the second quarter 2013, as compared to the second quarter 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and investments in new business opportunities. Our second quarter 2013 general and administrative expenses, as a percentage of our revenues, decreased by 6.2 percentage points compared to the second quarter 2012, partially as a result of our cost reduction initiative initiated in 2012. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$7,265	$5,106	$2,159	42.3%
Vehicle lease and rental	811	654	157	24.0%
Insurance	339	266	73	27.4%
Rent-office and equipment	317	256	61	23.8%
Professional fees and consulting	198	133	65	48.9%
Travel	611	307	304	99.0%
Development costs	34	166	(132)	(79.5)%
Other	1,305	806	499	61.9%
Unallocated Corporate and Other	1,631	1,399	232	16.6%

Total	$12,511	$9,093	$3,418	37.6%

The increase in each of the expense categories above during the second quarter 2013 compared to the second quarter 2012 was incurred primarily as a result of the incremental general and administrative expenses incurred associated with our recently acquired PowerSecure Solar, ESCO and Solais operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The increase in our unallocated corporate and other general and administrative expenses during the second quarter 2013 as compared to the second quarter 2012 was due primarily to $0.5 million of incremental acquisition costs incurred in connection with the recent acquisitions of the ESCO business, Solais Lighting and PowerLine, compared to $0.1 million of such costs in the second quarter 2012. We expect our unallocated corporate costs for the remainder of 2013 to decrease slightly compared to the levels incurred during the second quarter 2013.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 54.1% increase in selling, marketing and service expenses in the second quarter 2013, as compared to the second quarter 2012, was due to increases in commissions, travel, advertising and promotion, and bad debt expenses. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$740	$742	$(2)	(0.3)%
Commission	421	312	109	34.9%
Travel	332	186	146	78.5%
Advertising and promotion	321	144	177	122.9%
Bad debt expense (recovery)	291	(18)	309	1,716.7%

Total	$2,105	$1,366	$739	54.1%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 59.2% increase in depreciation and amortization expenses in the second quarter 2013, as compared to the second quarter 2012, primarily reflects increased depreciation resulting from capital investments at our Utility and Energy Technologies segment during 2012, as well as amortization expense associated with acquisition related intangible assets. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with our recent acquisitions.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, gain on sale of unconsolidated affiliate and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(55)	(68)	13	(19.1)%

Segment total	(55)	(68)	13

Unallocated Corporate and Other:
Gain on sale of unconsolidated affiliate	—	1,439	(1,439)	(100.0)%
Interest income and other income	19	23	(4)	(17.4)%
Interest expense	(75)	(48)	(27)	56.3%
Income tax expense	(1,305)	(621)	(684)	110.1%

Segment total	(1,361)	793	(715)

Total	$(1,416)	$725	$(702)

Interest Income and Other Income. Interest income and other income for each segment consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased slightly during the second quarter 2013, as compared to the second quarter 2012. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in the second quarter 2013 compared to the second quarter 2012. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. In total, interest expense increased during the second quarter 2013, as compared to the second quarter 2012. The increase in our interest expense reflects interest on our new $25.0 million term loan, partially offset by reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. We expect our future interest and finance charges to increase in the immediate future as a result of our recent $25.0 million term loan borrowings under our credit facility to fund working capital needs and future recurring revenue projects at our Utility and Energy Technologies segment.

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate included in our Unallocated Corporate and Other segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and the associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during the second quarter 2012. There was no similar gain in the second quarter 2013.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate in the second quarter 2013 increased, as compared to the second quarter 2012, as we expect our effective tax rate in 2013 will more closely approximate statutory rates. Our overall income tax expense in the second quarter 2013 increased, as compared to the second quarter 2012, due to the income tax expense associated with the increase in our pre-tax income and an increase in our expected effective tax rate.

Non-controlling Interest. Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, we also held a 67% controlling ownership interest in IES, an LED lighting company which we acquired in 2010. On May 20, 20013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $153 thousand. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 209 thousand shares of our common stock valued at a total of $2.9 million on the date of acquisition. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there will be no non-controlling interest in those entities after the acquisition dates.

Until the acquisitions of the non-controlling interests described above, the non-controlling ownership interest in the income or loss of IES and PowerSecure Solar was reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the second quarter 2013, as compared to the second quarter 2012, is a result of our acquisition of the non-controlling interests in May 2013 as well as development activities we incurred in the second quarter 2012 at IES to bring a broader complement of new lighting products to market which resulted in improved operating results at IES during the second quarter 2013.

Six Month Period 2013 Compared to Six Month Period 2012

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Distributed Generation	$44,538	$28,644	$15,894	55.5%
Utility Infrastructure	49,961	26,040	23,921	91.9%
Energy Efficiency	20,645	16,368	4,277	26.1%

Total	$115,144	$71,052	$44,092	62.1%

Our consolidated revenues for the six month period 2013 increased $44.1 million, or 62.1%, compared to the six month period 2012 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Distributed Generation, Utility Infrastructure and Energy Efficiency revenues. This revenue growth, which is a continuation of our growth in recent years, includes $23.7 million of incremental revenue growth in our existing operations and $20.4 million incremental revenues from our recently acquired PowerSecure Solar, Solais and ESCO operations, and is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the six month period 2013 over the six month period 2012 consisted of a $23.9 million, or 91.9%, increase in revenues from Utility Infrastructure products and services, a $15.9 million, or 55.5%, increase in revenues from Distributed Generation products and services, and a $4.3 million, or 26.1%, increase in revenues from Energy Efficiency products and services. The period-over-period increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production. The period-over-period increase in our Distributed Generation product sales and services was driven by increases in customer-owned project sales and increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012. The period-over-period increase in our Energy Efficiency revenues in the six month period 2013 compared to the six month period 2012 was driven by an additional $14.7 million in energy efficiency revenues from the acquisition of our ESCO business in February 2013 and the acquisition of Solais Lighting in April 2013, partially offset by decreases in revenues from EfficientLights lighting products from our grocery customers due to difficult financial conditions in the grocery sector.

Gross Profit and Gross Profit Margin

The following table summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Cost of Sales	$81,521	$49,293	$32,228	65.4%
Gross Profit	$33,623	$21,759	$11,864	54.5%
Gross Profit Margin	29.2%	30.6%

The 65.4% increase in our consolidated cost of sales and services for the six month period 2013 compared to the six month period 2012, was driven by the increase in costs associated with the 62.1% increase in sales, together with the factors discussed below leading to the reduction in our gross profit margin.

An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 15-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. In addition, our recently acquired Solar and ESCO businesses have lower margins, which are generally in the 15-25% range.

Our Utility and Energy Technologies segment gross profit increased $11.9 million, or 54.5%, in the six month period 2013 compared to the six month period 2012. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the six month period 2013 was 29.2%, a decrease of 1.4 percentage points compared to the six month period 2012. Our lower gross profit margins in the six month period 2013 compared to the six month period 2012 were due to an increase in the growth and amount of Utility Infrastructure, Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, in the six month period 2013 which are generally our lowest gross margin product and service categories. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase somewhat because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects. In the near-term, however, we expect the total gross margins in this segment will remain in the upper 20%-range as we continue to realize revenues from our recent ESCO energy efficiency acquisition, which carries lower gross margins and will lower our total gross margins as a percentage of revenue.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$22,343	$17,738	$4,605	26.0%
Selling, marketing and service	3,490	2,424	1,066	44.0%
Depreciation and amortization	3,265	2,221	1,044	47.0%

Total	$29,098	$22,383	$6,715	30.0%

During the six month period 2013, we incurred $1.0 million of incremental operating expenses at our PowerSecure Solar operations, which we acquired in June 2012; we incurred $2.0 million of incremental operating expenses at our ESCO business operations, which we acquired in February 2013; we incurred $0.7 million of incremental operating expenses at our Solais Lighting operations, which we acquired in April 2013; and we incurred $0.5 million of incremental acquisition costs compared to the six month period 2012. In addition, the increase in our operating costs was driven by an increase in selling expenses related to our significantly higher revenue and backlog, additional depreciation and amortization from capital expenditures primarily driven by capital expenditures for Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

During the second half of 2012, we initiated a restructuring and cost reduction program to reduce our costs, streamline our organization, and set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this program was to reduce expenses as a percentage of revenues as we grow to drive improvements in our operating margin. Partially as a result of this program, our operating expenses for the six month period 2013, as a percentage of our revenues, decreased by 6.2 percentage points compared to the six month period 2012, as we leveraged our operating expenses against a greater level of revenues, year-over-year. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including near and mid-term opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. We have commenced initiatives to accelerate the realization of the expected benefits, and we expect these actions to result in a charge of between $2 million and $4 million during the second half of 2013.

General and Administrative Expenses. The 26.0% increase in our consolidated general and administrative expenses in the six month period 2013, as compared to the six month period 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and investments in new business opportunities. Our six month period 2013 general and administrative expenses, as a percentage of our revenues, decreased by 5.6 percentage points compared to the six month period 2012, partially as a result of our cost reduction initiative initiated in 2012.The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$13,059	$9,917	$3,142	31.7%
Vehicle lease and rental	1,462	1,322	140	10.6%
Insurance	632	563	69	12.3%
Rent-office and equipment	628	499	129	25.9%
Professional fees and consulting	430	315	115	36.5%
Travel	982	615	367	59.7%
Development costs	81	299	(218)	(72.9)%
Other	2,207	1,613	594	36.8%
Unallocated Corporate and Other	2,862	2,595	267	10.3%

Total	$22,343	$17,738	$4,605	26.0%

The increase in each of the expense categories above during the six month period 2013 compared to the six month period 2012 was incurred primarily as a result of the incremental general and administrative expenses incurred associated with our recently acquired PowerSecure Solar, ESCO and Solais operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

The increase in our unallocated corporate and other general and administrative expenses during the six month period 2013 as compared to the six month period 2012 was due primarily to $0.5 million of incremental acquisition costs incurred in connection with the recent acquisitions of the ESCO business, Solais Lighting and PowerLine, compared to $0.1 million of such costs in the six month period 2012. We expect our unallocated corporate costs for the remainder of 2013 to decrease slightly compared to the levels incurred during the six month period 2013.

Selling, Marketing and Service Expenses. The 44.0% increase in selling, marketing and service expenses in the six month period 2013, as compared to the six month period 2012, was due to increases in compensation, travel, advertising and promotion, and bad debt expenses. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$1,425	$1,402	$23	1.6%
Commission	687	406	281	69.2%
Travel	605	377	228	60.5%
Advertising and promotion	472	291	181	62.2%
Bad debt expense (recovery)	301	(52)	353	678.8%

Total	$3,490	$2,424	$1,066	44.0%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. The 47.0% increase in depreciation and amortization expenses in the six month period 2013, as compared to the six month period 2012, primarily reflects increased depreciation resulting from capital investments at our Utility and Energy Technologies segment during 2012, as well as amortization expense associated with acquisition related intangible assets. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with our recent acquisitions.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2013	2012	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(113)	(130)	17	(13.1)%

Segment total	(113)	(130)	17

Unallocated Corporate and Other:
Gain on sale of unconsolidated affiliate	—	1,439	(1,439)	(100.0)%
Interest income and other income	40	45	(5)	(11.1)%
Interest expense	(122)	(94)	(28)	29.8%
Income tax expense	(1,679)	(228)	(1,451)	636.4%

Segment total	(1,761)	1,162	(2,923)

Total	$(1,874)	$1,032	$(2,906)

Interest Income and Other Income. In total, interest income and other income decreased slightly during the six month period 2013, as compared to the six month period 2012. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in the six month period 2013 compared to the six month period 2012. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, our working capital needs, and future interest rates.

Interest Expense. In total, interest expense increased during the six month period 2013, as compared to the six month period 2012. The increase in our interest expense reflects interest on our new $25.0 million term loan, partially offset by reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. We expect our future interest and finance charges to increase in the immediate future as a result of our recent $25.0 million term loan borrowings under our credit facility to fund working capital needs and future recurring revenue projects at our Utility and Energy Technologies segment.

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate included in our Unallocated Corporate and Other segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and the associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during the six month period 2012. There was no similar gain in the six month period 2013.

Income Taxes. Our overall effective tax rate in the six month period 2013 increased, as compared to the six month period 2012, as we expect our effective tax rate in 2013 will more closely approximate statutory rates. Our overall income tax expense in the six month period 2013 increased, as compared to the six month period 2012, due to the income tax expense associated with the increase in our pre-tax income and an increase in our expected effective tax rate.

Non-controlling Interest. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the six month period 2013, as compared to the six month period 2012, is a result of our acquisition of the non-controlling minority shareholders interests of both IES and PowerSecure Solar in May 2013 as well as development activities we incurred in the six month period 2012 at IES to bring a broader complement of new lighting products to market which resulted in improved operating results at IES during the six month period 2013.

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

Working Capital

At June 30, 2013, we had working capital of $68.5 million, including $26.7 million in cash and cash equivalents, compared to working capital of $59.2 million, including $19.1 million in cash and cash equivalents at December 31, 2012. Changes in the components of our working capital from December 31, 2012 to June 30, 2013 and from December 31, 2011 to June 30, 2012 are explained in greater detail below. At June 30, 2013 and December 31, 2012, we had $27.2 million and $2.2 million borrowed under our credit facility term loans, respectively. At both June 30, 2013 and December 31, 2012, we had $20.0 million of available and unused borrowing capacity from the revolving portion of our credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(4,126)	$3,800
Net cash used in investing activities	(13,717)	(5,609)
Net cash provided by financing activities	25,374	910

Net increase (decrease) in cash and cash equivalents	$7,531	$(899)

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by (used in) operating activities also include the effect of changes in working capital and other activities and cash provided by discontinued operations.

Cash used in operating activities of $4.1 million for the six month period 2013 included the effects of the following:

•	our income from continuing operations of $2.7 million;

•	non-cash charges of $3.3 million in depreciation and amortization;

•	stock-based compensation expense of $0.3 million;

•	an increase of $11.0 million in accounts receivable;

•	an increase of $7.4 million in inventories;

•	an increase of $9.3 million of accounts payable;

•	a decrease of $2.2 million of accrued expenses including restructuring charges; and

•	a net decrease of $1.0 million in other assets and liabilities.

Cash provided by operating activities of $3.8 million for the six month period 2012 included the effects of the following:

•	our income from continuing operations of $0.4 million;

•	gain on sale of unconsolidated affiliate of $1.4 million;

•	non-cash charges of $2.2 million in depreciation and amortization;

•	stock-based compensation expense of $0.6 million;

•	a decrease of $4.4 million in accounts receivable;

•	a decrease of $0.9 million in inventories;

•	a decrease of $0.4 million of accounts payable;

•	a decrease of $3.0 million of accrued expenses; and

•	cash provided by discontinued operations of $0.1 million.

Cash Used in Investing Activities

Cash used in investing activities was $13.7 million in the six month period 2013 and cash used in investing activities was $5.6 million in the six month period 2012. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the six month period 2013, we used $9.5 million as partial consideration to acquire the ESCO, Solais Lighting, and PowerLine businesses, we used $1.7 million to purchase and install equipment at our recurring revenue distributed generation sites and we used $2.5 million principally to acquire operational assets. During the six month period 2012, we used $3.5 million to acquire a 90% ownership interest in PowerSecure Solar, we used $2.3 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $1.2 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations.

Cash Provided by Financing Activities

Cash provided by financing activities was $25.4 million in the six month period 2013 and cash provided by financing activities was $0.9 million in the six month period 2012. During the six month period 2013, we received $25.0 million from the proceeds of a term loan under our credit facility, we received $0.9 million from the exercise of stock options and we used $0.5 million to repay our capital lease and term loan obligations. During the six month period 2012, we received $2.4 million proceeds from a term loan under our credit facility, we used $1.0 million to repurchase shares of our common stock and we used $0.5 million to repay our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during the six month period 2013 were approximately $4.2 million, of which we used $1.7 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $2.5 million to purchase equipment and other capital items. Our capital expenditures during the six month period 2012 were approximately $3.5 million, of which we used $2.3 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.2 million to purchase equipment and other capital items.

We anticipate making total capital expenditures of approximately $8.0 million for all of fiscal year 2013, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Long-term credit facility. We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2012, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2014 and a $2.6 million term loan maturing on November 12, 2016.

On June 19, 2013, we entered into an amendment to the credit agreement to (i) add a $25 million, 7 year amortizing term loan to the credit facility, which amortizes and is payable quarterly over its term in equal principal amounts plus accrued interest (the “$25 Million Term Loan”), (ii) extend the maturity date of the revolving portion of the credit facility by two years to November 12, 2016, and (iii) modify certain covenants and other terms and conditions of the Credit Agreement. On July 1, 2013, we executed interest rate swaps to achieve a fixed interest rate on approximately 80% of the $25 Million Term Loan. Except as amended, the remainder of the credit agreement remains in full force and effect.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $40 thousand plus interest payable quarterly at variable rates, maturing November 12, 2016	2,160	2,240
Term loan, principal of $893 thousand plus interest payable quarterly at variable rates, maturing June 30, 2020	25,000	—

Total debt	27,160	2,240
Less: Current portion	(3,731)	(160)

Long-term debt, net of current portion	$23,429	$2,080

The credit agreement, as amended, provides for (i) a $20 million senior, first-priority secured revolving line of credit that matures on November 12, 2016; (ii) a previously issued $2.6 million term loan amortizing through November 2016; and (iii) the new $25 Million Term Loan that amortizes through June 30, 2020. The credit facility has been guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

We have used, and intend to continue to use, the proceeds available under the credit facility including the new $25 Million Term Loan to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes. The maturity date of the revolving portion of the credit facility was extended under the amendment by two years until November 12, 2016. The maturity date of the existing $2.6 million term loan, of which $2.2 million was outstanding as of June 30, 2013, is unaffected by the amendment. In connection with the extension of the revolving credit facility and the addition of the $25 Million Term Loan, our previous option, prior to that maturity date, to convert a portion of outstanding principal balance of the revolving portion of the credit facility into a two year term loan at maturity has been eliminated.

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

In July 2013, we entered into forward interest rate swap contracts based on three-month LIBOR that effectively converts 80% of the outstanding balance of our $25 Million Term Loan to fixed rate debt commencing October 1, 2013. In accordance with ASC 815, Derivatives and Hedging, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, in future financial statements, the fair value of the interest rate swaps will be recorded as an asset or liability, the effective portion of the change in fair value of the interest rate swaps will be recorded in other comprehensive income and the quarterly settlements will be recorded as either an addition to or reduction of our interest expense for the period.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of June 30, 2013, we were in compliance with these financial covenants.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions or limits on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, pay dividends on our capital stock or consolidate or merge with other entities. In addition, the credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events, which were not modified by the amendment.

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

There was an aggregate balance of $27.2 million outstanding under the two term loans under our credit facility as of June 30, 2013. There were no balances outstanding on the revolving portion of the credit facility at, or during the six months ended, June 30, 2013 or at December 31, 2012 or at August 7, 2013. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at June 30, 2013 and December 31, 2012 was $2.4 million and $2.8 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2013, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in June 2013, we completed a $25.0 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have an obligation to make installment payments on the PowerLine acquisition; we have restructuring and cost reduction obligations; and we have a deferred compensation obligation. At June 30, 2013, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of June 30, 2013, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of 2013	1 - 3 Years	4 - 5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	30,612	2,341	9,024	9,883	9,364
Capital lease obligations (2)	2,792	761	2,031	—	—
Operating leases	10,103	1,485	5,015	3,065	538
Deferred compensation (3)	2,661	—	2,661	—	—
Installment payments due on acquisition	550	—	220	220	110
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	360	188	172	—	—

Total	$47,182	$4,879	$19,123	$13,168	$10,012

(1)	Total repayments are based upon borrowings outstanding as of June 30, 2013, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of June 30, 2013 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2013, we had approximately $79 million in surety bonds outstanding, including those surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business on February 28, 2013. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. In addition, from time to time, PowerSecure International, Inc. guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers and vendors.

Off-Balance Sheet Arrangements

During the second quarter 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

The accounting policies listed above are described in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, in July 2013, we commenced utilizing forward interest rate swaps as a hedge of interest on our floating rate debt. The following describes our accounting policies related to interest rate swaps in greater detail:

•

Derivative Financial Instruments. We use derivative financial instruments in the form of interest rate swap contracts to manage interest rate risk associated with our floating rate debt. Commencing in July 2013, we entered into interest rate swap contracts to manage the balance of fixed and floating rate debt. Our accounting for such derivative financial instruments is based on our designation of these interest rate swaps as cash flow hedges. It is our policy to execute such interest rate swaps with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to our risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. For our interest rate swap contracts designated as a hedge of interest on our floating rate debt, the effective portion of the change in fair value of the derivative is reported in other comprehensive income and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings.

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

We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks may adversely affect our financial condition, results of operations and cash flow. These market risks include, but are not limited to, fluctuations in interest rates and commodity prices, and to a lesser extent fluctuations in currency exchange rates.

We employ interest rate swap agreements for the purpose of hedging certain specifically identified interest rates. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates, but does not eliminate such risks. We do not use derivative financial instruments for trading or speculative purposes, and except as indicated in this item we do not use derivative financial instruments to manage or hedge our exposure to interest rate changes, commodity price risks, foreign currency exchange risks or other market risks.

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

At June 30, 2013, our cash and cash equivalents balance was approximately $26.7 million, and $27.2 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into forward interest rate swap contracts based on three-month LIBOR that will effectively convert the notional amount of $19.3 million, or 80% of the outstanding balance, of our $25 million variable rate term loan debt to fixed rate debt commencing October 1, 2013.

In accordance with ASC 815, Derivatives and Hedging, we have designated the interest rate swaps as cash flow hedges of the interest payments due on that portion of our floating rate debt. Accordingly, in future financial statements, the fair value of the interest rate swaps will be recorded as an asset (other assets) or as a liability (other long-term liabilities), the effective portion of the change in fair value of the interest rate swaps will be recorded in other comprehensive income and the quarterly settlements will be recorded as either an addition to or reduction of our interest expense for the period. The remainder of our indebtedness under our credit facility continues to bear interest at variable rates that fluctuate.

Pursuant to the swap contracts, the three-month LIBOR rate on the term loan is swapped for a fixed rate of 1.73%. When added to the term loan’s current applicable margin, the interest rate applicable to 80% of the term loan will be effectively fixed at 3.73%, subject only to changes in the applicable margin. Notwithstanding the terms of the swap contracts, we remain fully obligated for all amounts due and payable on the term loan. The initial counterparties to the swap contracts are the financial institutions that are also lenders under our credit facility, but the swap contracts may be assigned to other counterparties. The termination dates of the swap contracts and maturity date of the term loan are both June 2020. We may enter into additional swap transactions in the future from time to time.

Our cash equivalents are invested in a combination of bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. While we believe we have our cash and cash equivalents invested in very low risk investments, they are not risk free, as our bank deposits are generally in excess of FDIC insurance limits.

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the second quarter 2013, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $12 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of less than approximately $3 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $12 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of less than approximately $3 thousand.

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

Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, if our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our Energy Efficiency products utilize certain component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may raise additional capital by issuing shares of our common stock in the future, which would increase the number of shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed a universal shelf registration statement on Form S-3 which is effective and allows us to issue up to $70 million in any combination of common stock, preferred stock, warrants and units in offerings for cash. We have also filed an acquisition shelf registration statement on Form S-4 which is effective and allows us, in connection with acquisitions, to issue up to 2.5 million shares of common stock. Shares issued under either shelf registration statement would be freely tradable upon issuance. In addition, from time to time we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, including shares of common stock issued in connection with the acquisition of Solais which are being registered for resale on the Form S-3, and may do so in the future. The issuance, and the resale or potential resale, of shares of our common stock in connection with acquisitions or otherwise could adversely affect the market price of our common stock, and could be dilutive to our stockholders depending on the performance of the acquired business and other factors.

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

During the quarter ended June 30, 2013, we did not repurchase any shares of our common stock under our stock repurchase program, and as of the end of the quarter we had $5.1 million remaining on our authorization.

Item 6.	Exhibits

(2.1)	Agreement and Plan of Merger, dated as of April 12, 2013, among Solais Lighting, Inc., the stockholders of Solais Lighting, Inc., PowerSecure International, Inc. and Brite Idela, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2013.)

(10.1)	Second Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2013 among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.2)	Amended and Restated Credit Agreement, dated as of December 21, 2011, as amended through June 19, 2013, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: August 7, 2013	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 7, 2013	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer, Treasurer and Secretary