Form 10-Q
period 2013-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2013-11-06
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, 21,627,669 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$54,132	$19,122
Trade receivables, net of allowance for doubtful accounts of $542 and $336, respectively	79,997	57,147
Inventories	25,741	20,327
Income taxes receivable	—	592
Deferred tax asset, net	803	803
Prepaid expenses and other current assets	1,703	1,285

Total current assets	162,376	99,276

Property, plant and equipment:
Equipment	53,339	48,447
Furniture and fixtures	530	375
Land, building and improvements	6,021	5,907

Total property, plant and equipment, at cost	59,890	54,729
Less accumulated depreciation and amortization	16,436	12,152

Property, plant and equipment, net	43,454	42,577

Other assets:
Goodwill	28,162	12,884
Restricted annuity contract	2,502	2,447
Intangible rights and capitalized software costs, net of accumulated amortization of $4,617 and $3,588, respectively	6,567	1,328
Deferred tax asset, net	43	—
Other assets	1,195	635

Total other assets	38,469	17,294

Total Assets	$244,299	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,095	$14,150
Accrued and other liabilities	23,783	23,887
Accrued restructuring and cost reduction liabilities	265	709
Income taxes payable	2,890	—
Current unrecognized tax benefit	247	242
Current portion of long-term debt	3,731	160
Current portion of capital lease obligation	922	886

Total current liabilities	55,933	40,034

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	22,496	2,080
Capital lease obligation, net of current portion	1,225	1,921
Deferred tax liability, net	—	955
Unrecognized tax benefit	647	640
Other long-term liabilities	2,938	2,518

Total long-term liabilities	27,306	8,114

Commitments and contingencies (Notes 8 and 10)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 21,625,669 and 18,202,548 shares issued and outstanding, respectively	216	182
Additional paid-in-capital	157,057	112,738
Retained earnings (deficit)	3,944	(2,361)
Accumulated other comprehensive income (loss)	(157)	—

Total PowerSecure International, Inc. stockholders’ equity	161,060	110,559
Non-controlling interest	—	440

Total stockholders’ equity	161,060	110,999

Total Liabilities and Stockholders’ Equity	$244,299	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$81,510	$44,236	$196,654	$115,288
Cost of sales (excluding depreciation and amortization)	60,060	30,360	141,581	79,653

Gross profit	21,450	13,876	55,073	35,635

Operating expenses:
General and administrative	11,511	9,012	33,854	26,750
Selling, marketing and service	2,073	1,615	5,563	4,039
Depreciation and amortization	1,925	1,211	5,190	3,432
Restructuring and cost reduction charges	—	1,548	—	1,548

Total operating expenses	15,509	13,386	44,607	35,769

Operating income (loss)	5,941	490	10,466	(134)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—	1,439
Interest income and other income	21	22	61	67
Interest expense	(262)	(114)	(497)	(338)

Income before income taxes	5,700	398	10,030	1,034
Income tax expense	2,227	119	3,906	347

Income from continuing operations	3,473	279	6,124	687

Discontinued operations (Note 6):
Income from operations, net of tax	—	11	—	78
Gain on disposal, net of tax	—	—	—	—

Income from discontinued operations, net of tax	—	11	—	78

Net income	3,473	290	6,124	765
Net loss attributable to non-controlling interest	—	192	181	757

Net income attributable to PowerSecure International, Inc.	$3,473	$482	$6,305	$1,522

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$3,473	$471	$6,305	$1,444
Income from discontinued operations, net of tax	—	11	—	78

Net income	$3,473	$482	$6,305	$1,522

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.17	$0.03	$0.33	$0.08
Income from discontinued operations	—	—	—	—

Net income attributable to PowerSecure
International, Inc. common stockholders	$0.17	$0.03	$0.33	$0.08

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.17	$0.03	$0.32	$0.08
Income from discontinued operations	—	—	—	—

Net income attributable to PowerSecure
International, Inc. common stockholders	$0.17	$0.03	$0.32	$0.08

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$3,473	$290	$6,124	$765
Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	(157)	—	(157)	—
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—

Total comprehensive income, net of tax	3,316	290	5,967	765
Comprehensive loss attributable to non-controlling interest	—	192	181	757

Comprehensive income attributable to PowerSecure
International, Inc.	$3,316	$482	$6,148	$1,522

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months
	Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,124	$765
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	—	(1,439)
Income from discontinued operations	—	(78)
Depreciation and amortization	5,190	3,432
Stock compensation expense	438	755
(Gain) loss on disposal of miscellaneous assets	(21)	68
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(16,496)	900
Inventories	(4,607)	(903)
Other current assets and liabilities	3,129	659
Other noncurrent assets and liabilities	(446)	(302)
Accounts payable	8,022	2,125
Accrued and other liabilities	(9,967)	(1,884)
Accrued restructuring and cost reduction liabilities	(444)	1,318

Net cash provided by (used in) continuing operations	(9,078)	5,416
Net cash provided by discontinued operations	—	334

Net cash provided by (used in) operating activities	(9,078)	5,750

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,542)	(3,523)
Purchases of property, plant and equipment	(4,744)	(4,367)
Additions to intangible rights and software development	(469)	(267)
Proceeds from sale of property, plant and equipment	158	15
Proceeds from sale of unconsolidated affiliate	—	1,445

Net cash used in investing activities	(14,597)	(6,697)

Cash flows from financing activities:
Net proceeds from stock offering	34,447	—
Borrowings (payments) on revolving line of credit	—	—
Proceeds from long-term borrowings	25,000	2,400
Principal payments on long-term borrowings	(1,013)	(120)
Principal payments on capital lease obligations	(660)	(626)
Repurchases of common stock	(88)	(2,786)
Proceeds from stock option exercises	999	23

Net cash provided by (used in) financing activities	58,685	(1,109)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,010	(2,056)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,122	24,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,132	$22,550

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012 and

For the Three and Nine month Periods Ended September 30, 2013 and 2012

(all amounts in thousands unless otherwise designated, except per share data)

1. Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these three products and services because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among these groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh, North Carolina, Randleman, North Carolina, McDonough, Georgia, Anderson, South Carolina, Bethlehem, Pennsylvania, and Stamford Connecticut areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

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

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of September 30, 2013 and the consolidated results of our operations and cash flows for the three and nine months ended September 30, 2013 and 2012.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Comprehensive Income or Loss – Comprehensive income or loss represents the changes in stockholders’ equity during a period resulting from transactions and other events and circumstances from non-owner sources. At September 30, 2013, the balance of Accumulated other comprehensive income (loss) (“Accumulated OCI”) consisted solely of changes in the fair value of our interest rate cash flow hedge contracts, net of taxes. There was no Accumulated OCI balance at December 31, 2012. Further, there was no reclassification from Accumulated OCI to earnings during the nine months ended September 30, 2013 as the forward-starting interest rate swaps did not commence until September 30, 2013.

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

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
		PowerSecure
	IES	Solar	Total
Balance, December 31, 2012	$(6)	$446	$440
Capital contribution	—	—	—
Income (loss)	(143)	(38)	(181)
Acquisition of non-controlling interest	149	(408)	(259)

Balance, September 30, 2013	$—	$—	$—

	Nine Months Ended September 30, 2012
		PowerSecure
	IES	Solar	Total
Balance, December 31, 2011	$909	$—	$909
Capital contribution	—	433	433
Income (loss)	(803)	46	(757)

Balance, September 30, 2012	$106	$479	$585

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

Actual results could differ from those estimates. Significant estimates include, among others, percentage-of-completion estimates for revenue and cost of sales recognition, incentive compensation and commissions, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves, deferred tax valuation allowance, purchase price allocations on business acquisitions, fair value estimates of interest rate swap contracts and any impairment charges on long-lived assets and goodwill.

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

Warranty Reserve – We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period of generally ten to twenty years for declines in power performance, and a warranty period which can extend to fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended September 30, 2013 and 2012 was $149 thousand and $179 thousand, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the nine months ended September 30, 2013 and 2012 was $438 thousand and $755 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of income.

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

Derivative Financial Instruments – Our derivative financial instruments consist solely of two interest rate swap contracts that are used to hedge our interest rate risk on a portion of our variable rate debt. It is our policy to execute such interest rate swaps with creditworthy banks and we do not enter into derivative financial instruments for speculative purposes.

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

Recent Accounting Pronouncements

Presentation of Unrecognized Tax Benefit – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from continuing operations	$3,473	$471	$6,305	$1,444
Income from discontinued operations	—	11	—	78

Net income	$3,473	$482	$6,305	$1,522

Basic weighted-average common shares outstanding in period	20,325	18,676	19,205	18,807
Dilutive effect of stock options	329	117	323	118

Diluted weighted-average common shares outstanding in period	20,654	18,793	19,528	18,925

Basic earnings per common share:
Income from continuing operations	$0.17	$0.03	$0.33	$0.08
Income from discontinued operations	—	—	—	—

Basic earnings per common share	$0.17	$0.03	$0.33	$0.08

Diluted earnings per common share:
Income from continuing operations	$0.17	$0.03	$0.32	$0.08
Income from discontinued operations	—	—	—	—

Diluted earnings per common share	$0.17	$0.03	$0.32	$0.08

4. Acquisitions

Acquisition of Encari – On October 8, 2013, we acquired substantially all of the assets and business of Encari, LLC, an Illinois limited liability company (“Encari”), which is engaged in the business of providing cyber security consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the North American Electric Reliability Corporation’s (NERC) Critical Infrastructure Protection (CIP) Reliability Standards.

The purchase price for this acquisition was $4.8 million in cash, plus potential additional earn-out consideration which is dependent upon the pre-tax net income of the acquired Encari business exceeding certain thresholds over the 12 month period ending December 31, 2013. The potential additional consideration is an amount of up to an additional $1.2 million, of which half would be payable in cash and the other half payable in shares of our common stock. The number of common shares to be issued by us to Encari in such an earn-out would be based on their value-weighted average closing price over the 30 business days preceding the closing date.

The purchase price allocation and pro forma financial information have not yet been completed. We expect that the operations of the Encari business acquired will be included within our Utility and Energy Technologies operating segment commencing from the date of acquisition.

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

The merger was consummated pursuant to an Agreement and Plan of Merger, dated as of April 12, 2013 (the “Solais Merger Agreement”), by and among Solais, the stockholders of Solais (the “Solais Stockholders”), us and Solais PowerSecure. The merger consideration paid by us to the stockholders of Solais was valued under the Solais Merger Agreement at an aggregate of $15 million, less an adjustment deducting the working capital deficit of approximately $0.2 million, and was subject to a post-closing “true up” adjustment of the final closing working capital balance. As a result, the aggregate merger consideration paid by us consisted of approximately $6.5 million in cash plus 675,160 shares of our common stock. For purposes of the Merger and the merger consideration, the shares of common stock we issued in the acquisition of Solais were valued at $12.22 per share, which was their volume-weighted average closing sale price as reported on the Nasdaq Global Select Market over the five trading days immediately preceding the date the merger was completed. For purposes of applying the purchase accounting provisions of ASC 805, Business Combinations (ASC 805), the shares of common stock we issued in the acquisition were valued at $12.52 per share, which was the closing sale price of our common stock as reported on the Nasdaq Global Select Market on the date of acquisition. All outstanding shares of capital stock of Solais were converted into and exchanged for the merger consideration. The merger became effective on April 12, 2013.

Total revenues and pre-tax loss from the Solais business since the date of acquisition included in the accompanying consolidated statements of income for the nine months ended September 30, 2013 were $4.5 million and $0.6 million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.4 million were recognized as an expense during the nine months ended September 30, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

The Solais Merger Agreement contains customary representations and warranties as well as indemnification obligations, and limitations thereon, by us and the Solais Stockholders to each other, including a $1.5 million two year escrow out of the cash portion of the merger consideration to support the indemnification obligations of the Solais Stockholders. The following table summarizes the consideration paid to the Solais Stockholders and the fair value allocation of the purchase price:

Consideration paid to Seller:
Cash	$6,535
Shares of Company common stock	8,453

Total consideration paid	$14,988

Cash and cash equivalents	$165
Accounts receivable, net	625
Inventories	249
Other current assets	62
Property, plant and equipment, net	286
Deferred tax asset	898
Identifiable intangible assets:
Customer relationships	1,900
Noncompetition agreement	140
Developed technology	1,200
Accounts payable	(665)
Accrued and other liabilities	(1,011)

Total identifiable net assets	3,849
Goodwill	11,139

$14,988

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

The goodwill of $11.1 million arising from the acquisition consists largely of the assembled workforce of Solais, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and Solais. All of the goodwill was assigned to our Utility and Energy Technologies segment. None of the acquired goodwill is expected to be deductible for tax purposes. As part of the purchase price allocation process, the amount of the purchase price allocated to goodwill was increased by $89 thousand from our initial allocation.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of Solais Lighting, Inc. Pro Forma Results of Operations Nine Months Ended September 30,
	2013	2012
Revenues	$198,364	$118,396
Earnings Attributable to PowerSecure International, Inc.:
Income (loss) from continuing operations	$6,048	$(612)
Net income	$6,229	$145
Diluted earnings per common share:
Income from continuing operations	$0.32	$0.01
Net income	$0.32	$0.01

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2012. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the nine months ended September 30, 2013 were adjusted to exclude aggregate acquisition-related cost of $1.2 million incurred by PowerSecure and Solais, collectively, in 2013.

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

The acquisition was effective as of the end of the day on February 28, 2013. Total revenues and pre-tax income from the ESCO business since the date of acquisition included in the accompanying consolidated statements of income for the nine months ended September 30, 2013 were $22.9 million and $2.1 million, respectively. In addition, acquisition related costs in the amount of $0.1 million were recognized as an expense during the nine months ended September 30, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

We have concluded that the acquisition of the ESCO business did not constitute a significant business for purposes of Rule 3-05 of Regulation S-X of the SEC, and thus no acquired business historical financial statements are required to be filed with the SEC. Pro forma financial disclosures required under ASC 805 for the nine months ended September 30, 2013 and 2012 have not been included herein because the relevant quarterly financial information for the ESCO business is not yet available from the seller. We plan to provide such pro forma financial disclosures in a subsequent report promptly after the relevant financial information becomes available to us from the seller. Our net income for the three and nine months ended September 30, 2013, includes the results of operations of the ESCO business since the date of acquisition.

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

We intend to use the assets and resources of PowerLine to conduct safety training for our Utility Infrastructure personnel. The PowerLine acquisition provides us with dedicated efficient and effective safety resources for our employees, enhancing our overall safety programs. We do not intend to provide safety training services to third-parties and others outside of our Energy and Utility Services segment. Accordingly, there have been no revenues associated with the PowerLine acquisition since the date of acquisition. In addition, acquisition related costs in the amount of $16 thousand were recognized as an expense during the nine months ended September 30, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

The operating costs of the PowerLine resources have been included within our Utility and Energy Technologies operating segment since the date of acquisition. Pro forma results of operations for the nine months ended September 30, 2013 and 2012 have not be included herein as the effects of the acquisition were not material to our results of operations.

5. Restructuring and Cost Reduction Program

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The associated cost reduction charges were incurred entirely in the second half of 2012 and consisted primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. The following table summarizes the restructuring and cost reduction plan activities and the balance of our accrued restructuring and cost reduction liabilities at and for the nine month period ended September 30, 2013:

Employee
Termination
Costs
Accrued restructuring and cost reduction liabilities, December 31, 2012	$709
Costs incurred and charged to expense	—
Cash payments	(444)

Accrued restructuring and cost reduction liabilities, September 30, 2013	$265

The balance of accrued restructuring and cost reduction plan liabilities at September 30, 2013 is included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring plan liabilities at September 30, 2013 will be paid during the next twelve months.

Our recent acquisitions have provided additional opportunities to restructure and realign our operations to increase operating margins in our energy efficiency product and service lines in particular, as well as other cost reduction opportunities. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. In contemplation of these opportunities, we commenced developing plans to integrate and streamline the operations and product offerings within our Energy Efficiency product area primarily, and to a lesser extent other areas of our Company. Our intention is to eliminate certain duplicative facilities, re-source certain of our Energy Efficiency inventory suppliers, reduce the number of Energy Efficiency product offerings, and reduce personnel levels. We currently expect that this restructuring will result in a total charge of $4 million to $6 million which will likely be incurred in the fourth quarter of 2013 and the first quarter of 2014. In addition, these actions may result in additional charges related to goodwill or intangible impairment, the amount of which, if any, is not determinable at this time.

6. Discontinued Operations

Our discontinued operations does not include any activity during the three or nine months ended September 30, 2013.

During the three and nine months ended September 30, 2012, our discontinued operations consists of the revenues and expenses associated with the remaining shutdown activities of our PowerPackages business which was discontinued during 2011. PowerPackages provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. All shutdown activities were completed during 2012. The results of PowerPackages discontinued operations for the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
PowerPackages Discontinued Operations:
Total revenues	$250	$586
Cost of sales and operating expenses	233	460

Income (loss) before income taxes	17	126
Income tax expense	(6)	(48)

Income from operations	11	78
Gain on disposal	—	—
Income tax on disposal	—	—

Income from discontinued operations	$11	$78

There were no remaining assets or liabilities of the PowerPackages discontinued operations at either September 30, 2013 or December 31, 2012.

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

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $40 thousand plus interest payable quarterly at variable rates, maturing November 12, 2016	2,120	2,240
Term loan, principal of $893 thousand plus interest payable quarterly at variable rates, maturing June 30, 2020	24,107	—

Total debt	26,227	2,240
Less: Current portion	(3,731)	(160)

Long-term debt, net of current portion	$22,496	$2,080

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

We have used, and intend to continue to use, the proceeds available under the credit facility including the new $25 million Term Loan to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes. The maturity date of the revolving portion of the credit facility was extended under the amendment by two years until November 12, 2016. The maturity date of the existing $2.6 million term loan, of which $2.1 million was outstanding as of September 30, 2013, is unaffected by the amendment. In connection with the extension of the revolving credit facility and the addition of the $25 million Term Loan, our previous option, prior to that maturity date, to convert a portion of outstanding principal balance of the revolving portion of the credit facility into a two year term loan at maturity has been eliminated.

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

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 8, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at September 30, 2013, $19.3 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.9 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 2020.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of September 30, 2013, we were in compliance with these financial covenants.

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

There was an aggregate balance of $26.2 million outstanding under the two term loans under our credit facility as of September 30, 2013. There were no balances outstanding on the revolving portion of the credit facility at, or during the nine months ended, September 30, 2013 or at December 31, 2012 or at November 6, 2013. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

8. Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25 million Term Loan floating rate debt that we entered into on June 19, 2013 (see Note 7). The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at September 30, 2013 was $19.3 million. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

In accordance with ASC 815, Derivatives and Hedging, we have designated both of our interest rate swaps as cash flow hedges of the interest payments due on our floating rate debt. To qualify for designation as a cash flow hedge, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to our risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. For our interest rate swap contracts designated as a cash flow hedge of interest on our floating rate debt, the effective portion of the change in fair value of the derivative is reported in other comprehensive income and reclassified into earnings in the period in which the hedged item affects earnings. Any amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings.

We determined that there was no ineffective portion of our cash flow hedges at September 30, 2013, and no portion of the change in the fair value of the derivative has been recognized in earnings through September 30, 2013 because the forward-starting interest rate swaps were not effective until September 30, 2013. The fair value of the two interest rate swaps was a liability of $257 thousand at September 30, 2013 and is included in other long-term liabilities in the accompanying consolidated balance sheet. The change in the fair value of our interest rate cash flow hedge contracts is included in Other comprehensive income (loss), net of taxes. We determine the fair value of our interest rate swaps using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. These derivative instruments are classified as Level 2 financial instruments within the fair value hierarchy, which refers to securities that are not traded in an active market, but for which there are significant other observable inputs that are available from which to determine fair value.

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

The balance of our capital lease obligations shown in the consolidated balance sheet at September 30, 2013 and December 31, 2012 consists entirely of our obligations under the equipment lease described above.

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

Stock Options – Net income for the three months ended September 30, 2013 and 2012 includes $35 thousand and $32 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the nine months ended September 30, 2013 and 2012 includes $111 thousand and $91 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income.

A summary of option activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	70	14.97
Exercised	(177)	5.64
Expired	—	—
Forfeited	(10)	6.74

Balance, September 30, 2013	721	$8.36	4.67	$7.69

Exercisable, September 30, 2013	533	$8.13	3.41	$7.92

A summary of option activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	72	4.93
Exercised	(6)	3.56
Expired	—	—
Forfeited	(36)	7.12

Balance, September 30, 2012	941	$6.84	4.66	$	n/m	(1)

Exercisable, September 30, 2012	741	$7.19	3.74	$	n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on September 30, 2012.

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2013 and 2012 was $6.04 and $1.88, respectively. The fair value of the stock options granted during the nine months ended September 30, 2013 and 2012 was measured using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Expected stock price volatility	44.5%	43.2%
Risk free interest rate	1.4%	0.7%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2013 and December 31, 2012, there was $619 thousand and $357 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2013 are expected to be recognized over a weighted average period of approximately 2.0 years.

During the three months ended September 30, 2013 and 2012, the total intrinsic value of stock options exercised was $76 thousand and $5 thousand, respectively. Cash received from stock option exercises during the three months ended September 30, 2013 and 2012 was $99 thousand and $9 thousand, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2013 and 2012 was $33 thousand and $13 thousand, respectively.

During the nine months ended September 30, 2013 and 2012, the total intrinsic value of stock options exercised was $1,300 thousand and $17 thousand, respectively. Cash received from stock option exercises during the nine months ended September 30, 2013 and 2012 was $999 thousand and $23 thousand, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2013 and 2012 was $90 thousand and $70 thousand, respectively.

Restricted Stock Awards – Net income for the three months ended September 30, 2013 and 2012 includes $114 thousand and $147 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. Net income for the nine months ended September 30, 2013 and 2012 includes $327 thousand and $664 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2013 and 2012 is included in general and administrative expenses in the accompanying consolidated statements of income.

A summary of restricted stock award activity for the nine months ended September 30, 2013 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2012	100	$5.62
Granted	68	12.02
Vested	(51)	5.65
Forfeited	—	—

Balance, September 30, 2013	117	$9.32

A summary of restricted stock award activity for the nine months ended September 30, 2012 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2011	410	$11.47
Granted	101	4.97
Vested	(398)	11.04
Forfeited	—	—

Balance, September 30, 2012	113	$7.16

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

The fair value of the restricted shares is amortized on a straight-line basis over the respective vesting period. At September 30, 2013, the balance of unrecognized compensation cost related to unvested restricted shares was $1,017 thousand, which is expected to be recognized over a weighted average period of approximately 3.2 years.

11. Commitments and Contingencies

Performance Bonds and Parent Guarantees – In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2013, we had approximately $75 million in surety bonds outstanding, including outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business (See Note 4). Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $35 million at September 30, 2013. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

12. Income Taxes

The income tax expense recorded at September 30, 2013 and 2012 represents our income before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal income tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

The balance of Income taxes payable in the amount of $2.9 million in our consolidated balance sheet at September 30, 2013 primarily consists of our income tax expense for the nine months ended September 30, 2013 less amounts paid in quarterly estimated payments to federal and various state tax jurisdictions during the period.

At December 31, 2012, we had a net noncurrent deferred tax liability of $955 thousand. The acquisition of Solais in April 2013 (see Note 4) included approximately $5.0 million of net operating loss carryforwards available to be utilized against our future taxable income, subject to significant limitations in the amount that can be utilized in any single year. In addition, the acquisition of Solais resulted in a noncurrent deferred tax liability associated with estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of intangible assets acquired and their respective tax bases. As a net result of the above and other immaterial items, the balance of our net noncurrent deferred tax liability was eliminated and we recorded a net noncurrent deferred tax asset in the amount of $43 thousand at September 30, 2013. The elimination of our net noncurrent deferred tax liability at September 30, 2013 had no effect on our income tax expense for the three or nine months ended September 30, 2013.

13. Capital Stock and Public Offering of Common Stock

On August 21, 2013, we completed the public offering of 2.3 million shares of our common stock at a gross sales price of $16.00 per share. We received net proceeds from the offering of $34.4 million after deducting the underwriting discount and costs directly attributable to the offering. We intend to use the net proceeds from the sale of our shares in the offering for general corporate purposes, including but not limited to working capital, capital expenditures, acquisitions and other business opportunities.

We also granted the underwriters in the public offering a 30-day option to purchase up to 345,000 additional shares of common stock at $16.00 per share to cover any over-allotments, which expired without being exercised.

On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on the NASDAQ Global Select Market, also under the symbol “POWR”.

14. Segment Information

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

Utility and Energy Technologies – Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service groupings are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among these groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

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

	Three Months Ended September 30, 2013
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$81,510	$—	$81,510
Cost of Sales (excluding depreciation and amortization)	60,060	—	60,060

Gross Profit	21,450	—	21,450

Operating expenses:
General and administrative	10,275	1,236	11,511
Selling, marketing and service	2,073	—	2,073
Depreciation and amortization	1,925	—	1,925
Restructuring and cost reduction charges	—	—	—

Total operating expenses	14,273	1,236	15,509

Operating Income (loss)	7,177	(1,236)	5,941
Other income and (expenses):
Interest income and other income	—	21	21
Interest expense	(54)	(208)	(262)

Income (loss) before income taxes	$7,123	$(1,423)	$5,700

Total capital expenditures	$1,038	$—	$1,038

Total goodwill	$28,162	$—	$28,162

Total assets	$192,612	$51,687	$244,299

	Three Months Ended September 30, 2012
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$44,236	$—	$44,236
Cost of Sales (excluding depreciation and amortization)	30,360	—	30,360

Gross Profit	13,876	—	13,876

Operating expenses:
General and administrative	7,813	1,199	9,012
Selling, marketing and service	1,615	—	1,615
Depreciation and amortization	1,211	—	1,211
Restructuring and cost reduction charges	1,023	525	1,548

Total operating expenses	11,662	1,724	13,386

Operating Income (loss)	2,214	(1,724)	490
Other income and (expenses):
Interest income and other income	—	22	22
Interest expense	(67)	(47)	(114)

Income (loss) before income taxes	$2,147	$(1,749)	$398

Total capital expenditures	$1,089	$—	$1,089

Total goodwill	$12,884	$—	$12,884

Total assets	$129,318	$18,040	$147,358

	Nine Months Ended September 30, 2013
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$196,654	$—	$196,654
Cost of Sales (excluding depreciation and amortization)	141,581	—	141,581

Gross Profit	55,073	—	55,073

Operating expenses:
General and administrative	29,756	4,098	33,854
Selling, marketing and service	5,563	—	5,563
Depreciation and amortization	5,190	—	5,190
Restructuring and cost reduction charges	—	—	—

Total operating expenses	40,509	4,098	44,607

Operating Income (loss)	14,564	(4,098)	10,466
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—
Interest income and other income	—	61	61
Interest expense	(167)	(330)	(497)

Income (loss) before income taxes	$14,397	$(4,367)	$10,030

Total capital expenditures	$5,213	$—	$5,213

	Nine Months Ended September 30, 2012
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$115,288	$—	$115,288
Cost of Sales (excluding depreciation and amortization)	79,653	—	79,653

Gross Profit	35,635	—	35,635

Operating expenses:
General and administrative	22,957	3,793	26,750
Selling, marketing and service	4,039	—	4,039
Depreciation and amortization	3,432	—	3,432
Restructuring and cost reduction charges	1,023	525	1,548

Total operating expenses	31,451	4,318	35,769

Operating Income (loss)	4,184	(4,318)	(134)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	1,439
Interest income and other income	—	67	67
Interest expense	(197)	(141)	(338)

Income (loss) before income taxes	$3,987	$(2,953)	$1,034

Total capital expenditures	$4,634	$—	$4,634

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and nine month period ended September 30, 2013, which we refer to as the third quarter 2013 and nine month period 2013, respectively, and the three and nine month period ended September 30, 2012, which we refer to as the third quarter 2012 and nine month period, respectively, and of our consolidated financial condition as of September 30, 2013 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

Our Utility and Energy Technologies segment consists of our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more reliably and efficiently.

Our strategy is focused on growing these three product and service offerings because they address large unmet market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. They share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities.

Our business operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Randleman, North Carolina, McDonough, Georgia, Anderson, South Carolina, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees are generally in close proximity to the utilities and the commercial, industrial and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

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

Our second business model is structured to generate long-term recurring revenues for us, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. For Distributed Generation systems completed under this model, we retain ownership of the Distributed Generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are established at amounts intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a shared savings contract. For our shared savings contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

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

In the nine month period 2013, 86.3% of our Distributed Generation revenues consisted of customer-owned sales, and 13.7% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Our 2012 acquisition of PowerSecure Solar provides us with the ability to provide solar energy systems through our Distributed Generation business platform. These solar energy systems are sold under the “project-based”, “customer-owned” model, and we also plan to own and operate these systems under a “PowerSecure-owned”, “recurring revenue” model.

Utility Infrastructure

Our Utility Infrastructure products and services are focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems. Through our UtilityServices business, we provide transmission and distribution system construction and maintenance products and services, install advanced metering and efficient lighting, and provide emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, as well as consulting services for regulatory and rate design matters.

Revenues for our UtilityServices business are generally earned, billed, and recognized using two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of utility transmission poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

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

Energy Efficiency

Our Energy Efficiency products and services are focused on providing energy solutions to utilities, municipalities, and commercial, institutional and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations, and benefit the environment. Our Energy Efficiency product area includes our EfficientLights, IES, Solais and EnergyLite businesses and brands, all of which are focused on bringing light emitting diode, or “LED”, lighting solutions to the marketplace. Through our recent acquisition of the ESCO business of Lime, we also have the capability to provide general lighting, building envelope, HVAC, and water efficiency solutions through PowerSecure ESCO Solutions, which is focused on providing these energy efficiency solutions to commercial, industrial and institutional facilities.

Our EfficientLights products are focused on LED lighting solutions for grocery, drug and convenience stores. These LED lighting products include our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lights for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor parking lot lights and security lights.

Our IES products are focused on LED lighting solutions for utilities, commercial and industrial, and OEM applications. The business of IES includes turn-key product development, engineering and manufacturing of solid state LED-based lights, including street lights, area lights, landscape lights and other specialty lighting applications. In addition, IES’s product portfolio includes component parts, such as power drivers, light engines and thermal management solutions. IES provides its products directly to original equipment manufacturers, or “OEMs,” and to electronics manufacturers and retailers, either as component solutions or as turn-key products.

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

We generate revenues from our EfficientLights, IES, EnergyLite, and Solais lighting products through the sale of our proprietary LED lights. These lights are sold as retrofits for existing traditional lighting, and to a lesser extent for new construction lighting installations. Occasionally we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, utilities, and department stores, and their installations of LED lighting is across numerous stores over a diverse geographic scope. We also sell our LED lights to, and through, OEMs and distributors. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our LED lighting products.

Our Energy Efficiency products and services also includes our ESCO solutions, which involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, for the benefit of commercial, industrial and institutional customers as end users. Through our recent acquisition of our ESCO capabilities, we expanded our portfolio of energy efficient facility technologies and expertise, to include lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. Our solutions serve the “Super ESCOs” by providing these energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

Oil and Gas Services – In 2011, we divested the non-core business operations of our Oil and Gas Services segment. The results of the Oil and Gas Services segment for 2012, which are not material, are included in the “Unallocated Corporate and Other” amounts in the tables below, wherever applicable.

Recent Developments

As a result of manufacturing and sourcing synergy opportunities in our existing LED operations brought about by our recent Solais acquisition, we have commenced to develop plans to integrate and streamline the operations and product offerings within our Energy Efficiency product area primarily, and to a lesser extent other areas of our Company. Our intention is to eliminate certain duplicative facilities, re-source certain of our Energy Efficiency inventory suppliers, reduce the number of Energy Efficiency product offerings, and reduce personnel levels. We currently expect that this restructuring will result in a total charge of $4 million to $6 million which will likely be incurred in the fourth quarter of 2013 and the first quarter of 2014. In addition, these actions may result in additional charges related to goodwill or intangible impairment, the amount of which, if any, is not determinable at this time

On November 6, 2013, we announced that one of the largest electric utilities in the country notified us that it has selected us to serve as one of its new partners to provide transmission infrastructure service on their power grid. We began serving this utility customer on a limited basis in late 2012 and, through our work in 2013, have earned the opportunity to become a regular, long-term service provider for this electric utility. Specific volumes of ongoing work will be determined in the coming quarters. We currently estimate that in 2014 and 2015 we could be asked to double our work volumes for this electric utility and could realize $25-$35 million of revenue annually from this expanded relationship. We will not add this potential new business to our revenue backlog until the volume of work is determined.

On October 8, 2013, we announced that we acquired substantially all of the assets and business of Encari, LLC, an Illinois limited liability company, which is engaged in the business of providing cyber security consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the North American Electric Reliability Corporation’s (NERC) Critical Infrastructure Protection (CIP) Reliability Standards.

The purchase price for this acquisition was $4.8 million in cash, plus potential additional earn-out consideration which is dependent upon the pre-tax net income of the acquired Encari business exceeding certain thresholds over the 12 month period ending December 31, 2013. The potential additional consideration is an amount of up to an additional $1.2 million, of which half would be payable in cash and the other half payable in shares of our common stock. The number of common shares to be issued by us to Encari in such an earn-out would be based on their value-weighted average closing price over the 30 business days preceding the closing date.

On October 2, 2013, we announced that we received approximately $25 million of new business awards, including approximately $12 million of distributed generation business, approximately $10 million of additional utility infrastructure business, and approximately $3 million in new energy efficiency sales. The approximately $12 million in new distributed generation business includes $10 million in new company-owned projects, plus approximately $2 million from a variety of turnkey distributed generation projects.

On September 19, 2013, we announced that we received approximately $25 million of new business awards, including approximately $15 million of additional new utility infrastructure business, approximately $7 million of new turn-key distributed generation business, and approximately $3 million in new energy efficiency business.

On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on the NASDAQ Global Select Market, also under the symbol “POWR”.

On August 21, 2013, we announced that we completed the public offering of 2.3 million shares of our common stock at a gross sales price of $16.00 per share. We received net proceeds from the offering of $34.4 million after deducting the underwriting discount and costs directly attributable to the offering. We intend to use the net proceeds from the sale of our shares in the offering for general corporate purposes, including but not limited to working capital, capital expenditures, acquisitions and other business opportunities.

Financial Results Highlights

Our consolidated revenues during the third quarter 2013 increased by $37.3 million, or 84.3%, compared to our consolidated revenues during the third quarter 2012. The drivers of this quarter-over-quarter revenue increase were the across the board increases in revenues in each of our product and service areas, including a $15.6 million, or 62.2%, increase in revenues from Distributed Generation products and services, a $11.6 million, or 225.0%, increase in revenues from Energy Efficiency products and services, and a $10.1 million, or 72.1%, increase in revenues from Utility Infrastructure products and services. Overall, $24.5 million of incremental revenue growth occurred in our existing operations, representing a 55.5% period-over-period increase, and the remaining $12.7 million of the increase in revenues is due to incremental revenues from our recently acquired Solais and ESCO operations for which there were no comparable revenues in the third quarter 2012. This revenue growth, which is a continuation of our growth in recent years, is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint, and our utility partners.

Our third quarter 2013 gross margin as a percentage of revenue decreased to 26.3% compared to 31.4% in the third quarter 2012. This quarter-over-quarter gross margin decrease was due to the overall growth of our Utility Infrastructure, Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, in the third quarter 2013, which are generally our lowest gross margin product and service categories. In addition, we realized inefficiencies in our Utility Infrastructure unit related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. We anticipate some continued inefficiencies from these excess crews to negatively impact our gross margins during the fourth quarter of 2013 and the first quarter of 2014. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter.

Our operating expenses during the third quarter 2013 increased by $2.1 million, or 15.9%, compared to our operating expenses during the third quarter 2012. Excluding the $1.5 million restructuring and cost reduction charge incurred during the third quarter 2012, our operating expenses during the third quarter 2013 increased by $3.7 million. The quarter-over-quarter increase in operating expenses is largely due to $2.8 million of incremental operating expenses during the third quarter 2013 at our recently acquired Solais and ESCO operations. The majority of the remaining quarter-over-quarter increase in our operating expenses is due to an increase in selling expenses related to our significantly higher revenue and backlog, depreciation and amortization from capital expenditures primarily driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

As a percentage of revenues, our operating expenses excluding the 2012 restructuring and cost reduction charge decreased by 7.8 percentage points in the third quarter 2013 compared to the third quarter 2012, driven by our revenue growth significantly outpacing our operating expense growth. This favorable result was assisted by our 2012 cost reduction program. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the third quarter 2013 was $3.5 million, or $0.17 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $0.5 million, or $0.03 per diluted share, for the third quarter 2012, which included a $1.5 million restructuring and cost reduction charges.

We had no income or loss from discontinued operations during the third quarter 2013 and our income from discontinued operations was negligible for the third quarter 2012. We do not expect to incur any additional income or loss in future periods from our discontinued operations as all of the related assets and liabilities were disposed during 2012.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the third quarter 2013 was $3.5 million, or $0.17 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $0.5 million, or $0.03 per diluted share, for the third quarter 2012.

Our consolidated revenues during the nine month period 2013 increased by $81.4 million, or 70.6%, compared to our consolidated revenues during the nine month period 2012. The drivers of this period-over-period revenue increase were the across the board increases in revenues in each of our product and service areas, including a $34.1 million, or 85.0%, increase in revenues from Utility Infrastructure products and services, a $31.5 million, or 58.6%, increase in revenues from Distributed Generation products and services, and a $15.8 million, or 73.6%, increase in revenues from Energy Efficiency products and services. Overall, $46.4 million of incremental revenue growth occurred in our existing operations, representing a 42.6% period-over-period increase, and the remaining $34.9 million of the increase in revenues is due to incremental revenues from our recently acquired PowerSecure Solar, Solais and ESCO operations for which a full period of comparable revenues was not included in the nine month period 2012.

Our nine month period 2013 gross margin as a percentage of revenue decreased to 28.0% compared to 30.9% in the nine month period 2012. This period-over-period gross margin decrease was due to the overall growth of our Utility Infrastructure, Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, in the nine month period 2013, which are generally our lowest gross margin product and service categories. In addition, we realized inefficiencies in our Utility Infrastructure unit related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. We anticipate some continued inefficiencies from these excess crews to negatively impact our gross margins during the fourth quarter of 2013 and the first quarter of 2014.

Our operating expenses during the nine month period 2013 increased by $8.8 million, or 24.7%, compared to our operating expenses during the nine month period 2012. Excluding the $1.5 million restructuring and cost reduction charge incurred during the nine month period 2012, our operating expenses during the nine month period 2013 increased by $10.4 million. The period-over-period increase in operating expenses is largely due to $6.6 million of incremental operating expenses during the nine month period 2013 at our recently acquired PowerSecure Solar, Solais and ESCO operations. In addition, we incurred $0.6 million in incremental acquisition costs in the nine month period 2013 compared to $0.1 million of such costs in the nine month period 2012. The majority of the remaining year-over-year increase in our operating expenses is due to an increase in selling expenses related to our significantly higher revenue and backlog, depreciation and amortization from capital expenditures driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

As a percentage of revenues, our operating expenses excluding the 2012 restructuring and cost reduction charge decreased by 7.0 percentage points in the nine month period 2013 compared to the nine month period 2012, driven by our revenue growth significantly outpacing our operating expense growth. This favorable result was assisted by our 2012 cost reduction program. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the nine month period 2013 was $6.3 million, or $0.32 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.4 million, or $0.08 per diluted share, for the nine month period 2012.

We had no income or loss from discontinued operations during the nine month period 2013 and our income from discontinued operations was negligible for the nine month period 2012. We do not expect to incur any additional income or loss in future periods from our discontinued operations as all of the related assets and liabilities were disposed during 2012.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the nine month period 2013 was $6.3 million, or $0.32 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $1.5 million, or $0.08 per diluted share, for the nine month period 2012.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2012 or our quarter ended September 30, 2013, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after September 30, 2013 is $240 million. This includes revenue related to the new business awards described above under “—Recent Developments” as well as an additional $17 million of new business that we have been awarded since October 2, 2013. Our revenue backlog represents revenue expected to be recognized after September 30, 2013, for periods including the fourth quarter of 2013 onward. This backlog figure compares to the revenue backlog of $245 million we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013 (the date we last reported our backlog) and $175 million revenue backlog we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 7, 2012. Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after September 30, 2013

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$116 Million	4Q13 through 2Q14
Project-based Revenue — Long term	$48 Million	3Q14 through 2016
Recurring Revenue	$76 Million	4Q13 through 2020

Revenue Backlog to be recognized after September 30, 2013	$240 Million

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

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, the financial results of which for the third quarter and nine month period 2012 are classified as discontinued operations in our financial statements.

Third Quarter 2013 Compared to Third Quarter 2012

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

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Utility and Energy Technologies:
Distributed Generation	$40,648	$25,060	$15,588	62.2%
Utility Infrastructure	24,166	14,038	10,128	72.1%
Energy Efficiency	16,696	5,138	11,558	225.0%

Total	$81,510	$44,236	$37,274	84.3%

Our consolidated revenues for the third quarter 2013 increased $37.3 million, or 84.3%, compared to the third quarter 2012 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Distributed Generation, Utility Infrastructure and Energy Efficiency revenues. This revenue growth, which is a continuation of our growth in recent years, includes $24.5 million of incremental revenue growth in our existing operations and $12.7 million of incremental revenues from our recently acquired Solais and ESCO operations for which there were no comparable revenues in the third quarter 2012. This revenue growth is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the third quarter 2013 over the third quarter 2012 consisted of a $15.6 million, or 62.2%, increase in revenues from Distributed Generation products and services, a $11.6 million, or 225.0%, increase in revenues from Energy Efficiency products and services, and a $10.1 million, or 72.1%, increase in revenues from Utility Infrastructure products and services. The quarter-over-quarter increase in our Distributed Generation product sales and services was driven by increases in customer-owned project sales and, to a lesser extent, increases in solar distributed generation project sales. The quarter-over-quarter increase in our Energy Efficiency revenues in the third quarter 2013 compared to the third quarter 2012 was driven by an additional $12.7 million in energy efficiency revenues from the acquisition of our ESCO business in February 2013 and the acquisition of Solais Lighting in April 2013, partially offset by decreases in revenues from EfficientLights lighting products for our grocery customers. The quarter-over-quarter increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production.

Our future revenues will depend on the continuing recovery of the domestic economy, the health of the credit markets and the continuing levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders and to realize the growth opportunities provided by our recent acquisitions and any future acquisitions. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future PowerSecure-owned distributed generation recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay or defer large sales orders, depending on their business requirements and capital budgets.

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales, which excludes depreciation and amortization. Our segment gross profit margin represents our gross profit divided by our revenues. The following table summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Utility and Energy Technologies:
Cost of Sales (excluding depreciation and amortization)	$60,060	$30,360	$29,700	97.8%
Gross Profit	$21,450	$13,876	$7,574	54.6%
Gross Profit Margin	26.3%	31.4%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. The 97.8% increase in our consolidated cost of sales and services for the third quarter 2013 compared to the third quarter 2012, was driven by the increase in costs associated with the 84.3% increase in sales, together with the factors discussed below leading to the reduction in our gross profit margin.

An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range (with our Solar Distributed Generation revenues having the lowest gross margins in this category), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 15-40% range (with our ESCO revenues having the lowest gross margins in this category). The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our recently acquired Solar and ESCO business gross margins are generally in the 15-25% range.

Our Utility and Energy Technologies segment gross profit increased $7.6 million, or 54.6%, in the third quarter 2013 compared to the third quarter 2012. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the third quarter 2013 was 26.3%, a decrease of 5.1 percentage points compared to the third quarter 2012. Our lower gross profit margins in the third quarter 2013 compared to the third quarter 2012 were due to an increase in the amount and percentage of Utility Infrastructure, Solar, and ESCO energy efficiency revenues, which are generally our lowest gross margin product and services, in the third quarter 2013. In addition, we realized inefficiencies in our Utility Infrastructure unit related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. We anticipate some continued inefficiencies from these excess crews to negatively impact our gross margins during the fourth quarter of 2013 and the first quarter of 2014. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the near-term, we expect the total gross margins in this segment will be in the mid to upper 20%-range as we continue to realize strong growth in these lower margin products and service lines. Over the long-term, we expect that gross profit margins for this segment will increase modestly over time because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories, and products and services within these categories, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	our ability to manage our Utility Infrastructure labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross margin increases from our recent Solais acquisition, and the impact of the lower gross margin profile of our Solar and ESCO energy efficiency acquisitions;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations.”

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring and cost reduction charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$11,511	$9,012	$2,499	27.7%
Selling, marketing and service	2,073	1,615	458	28.4%
Depreciation and amortization	1,925	1,211	714	59.0%
Restructuring and cost reduction charges	—	1,548	(1,548)	n/m

Total	$15,509	$13,386	$2,123	15.9%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the third quarter 2013, we incurred $1.6 million of incremental operating expenses at our ESCO business operations, which we acquired in February 2013; and we incurred $1.2 million of incremental operating expenses at Solais Lighting, which we acquired in May 2013. In addition, our increase in operating costs was driven by an increase in selling expenses related to our significantly higher revenue and backlog, additional depreciation and amortization from capital expenditures driven by capital expenditures for Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

Our operating expenses excluding the 2012 restructuring and cost reduction charge, as a percentage of our revenues, decreased by 7.8 percentage points in the third quarter 2013 compared to the third quarter 2012, driven by our revenue growth significantly outpacing our operating expense growth. This favorable result was assisted by our 2012 cost reduction program. Our recent acquisitions have provided additional opportunities to restructure and realign our operations to increase operating margins in our energy efficiency product and service lines in particular, as well as other cost reduction opportunities. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. We have commenced initiatives to accelerate the realization of the expected benefits. Our intention is to eliminate certain duplicative facilities, re-source certain of our Energy Efficiency inventory suppliers, reduce the number of Energy Efficiency product offerings, and reduce personnel levels. We expect these actions to result in a total charge of $4 million to $6 million which will likely be incurred in the fourth quarter of 2013 and the first quarter of 2014. In addition, these actions may result in additional charges related to goodwill or intangible impairment, the amount of which, if any, is not determinable at this time.

In the longer term, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues, and that growth will be dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment together with unallocated corporate general and administrative costs. The 27.7% increase in our consolidated general and administrative expenses in the third quarter 2013, as compared to the third quarter 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and our investments in new business opportunities. Our third quarter 2013 general and administrative expenses, as a percentage of our revenues, decreased by 6.3 percentage points compared to the third quarter 2012, driven by our strong revenue growth and also positively impacted by our cost reduction initiative executed in the second half of 2012. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$6,814	$4,901	$1,913	39.0%
Vehicle lease and rental	797	765	32	4.2%
Insurance	381	349	32	9.2%
Rent-office and equipment	403	263	140	53.2%
Professional fees and consulting	230	122	108	88.5%
Travel	733	337	396	117.5%
Development costs	81	191	(110)	(57.6)%
Other	835	885	(50)	(5.6)%
Unallocated Corporate and Other	1,237	1,199	38	3.2%

Total	$11,511	$9,012	$2,499	27.7%

The increase in each of the expense categories above during the third quarter 2013 compared to the third quarter 2012 was incurred primarily as a result of the incremental general and administrative expenses incurred associated with our recently acquired ESCO and Solais operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The slight increase in our unallocated corporate and other general and administrative expenses during the third quarter 2013 as compared to the third quarter 2012 was due primarily to an increase in professional costs incurred. We expect our unallocated corporate costs for the remainder of 2013 to remain at similar levels to those incurred during the third quarter 2013.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 28.4% increase in selling, marketing and service expenses in the third quarter 2013, as compared to the third quarter 2012, was due to increases in commissions, travel, and advertising and promotion, driven by our strong revenue growth and revenue backlog. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$718	$855	$(137)	(16.0)%
Commission	622	296	326	110.1%
Travel	345	199	146	73.4%
Advertising and promotion	376	233	143	61.4%
Bad debt expense (recovery)	12	32	(20)	62.5%

Total	$2,073	$1,615	$458	28.4%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 59.0% increase in depreciation and amortization expenses in the third quarter 2013, as compared to the third quarter 2012, primarily reflects increased depreciation resulting from capital investments at our Utility and Energy Technologies segment during 2012, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with our recent acquisitions.

Restructuring and Cost Reduction Charges. Restructuring and cost reduction plan charges consist primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. During the third quarter 2012, management initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this 2012 cost reduction program was to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $1.5 million during the third quarter 2012.

There were no similar restructuring charges during the third quarter 2013. However, our recent acquisitions have provided additional opportunities to restructure and realign our operations to increase operating margins in our energy efficiency product and service lines in particular, as well as other cost reduction opportunities. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. In contemplation of these opportunities, we commenced to develop plans to integrate and streamline the operations and product offerings within our Energy Efficiency product area primarily, and to a lesser extent other areas of our company. Our intention is to eliminate certain duplicative facilities, re-source certain of our Energy Efficiency inventory suppliers, reduce the number of Energy Efficiency product offerings, and reduce personnel. We currently expect that this restructuring will result in a total charge of $4 million to $6 million which will likely be incurred in the fourth quarter of 2013 and the first quarter of 2014. In addition, these actions may result in additional charges related to goodwill or intangible impairment, the amount of which, if any, is not determinable at this time.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, gain on sale of unconsolidated affiliate and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(54)	(67)	13	(19.4)%

Segment total	(54)	(67)	13

Unallocated Corporate and Other:
Interest income and other income	21	22	(1)	(4.5)%
Interest expense	(208)	(47)	(161)	342.6%
Income tax expense	(2,227)	(119)	(2,108)	1,771.4%

Segment total	(2,414)	(144)	(2,270)

Total	$(2,468)	$(211)	$(2,257)

Interest Income and Other Income. Interest income and other income for each segment consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, the amount of interest income and other income during the third quarter 2013was consistent compared to the third quarter 2012. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. In total, interest expense increased $0.1 million during the third quarter 2013, as compared to the third quarter 2012. The increase in our interest expense reflects interest on our new $25.0 million term loan, partially offset by reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. We expect our future interest and finance charges to remain level with the amount incurred during the third quarter 2013 and to decrease slightly over time as the balances of our borrowings are reduced by regular monthly and quarterly installments.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of 39.1% in the third quarter 2013 increased, as compared to the 29.9% effective tax rate in the third quarter 2012, as we expect our effective tax rate in 2013 will more closely approximate statutory rates. Our overall income tax expense in the third quarter 2013 increased, as compared to the third quarter 2012, due to the income tax expense associated with the increase in our pre-tax income and an increase in our effective tax rate.

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

Until the acquisitions of the non-controlling interests described above, the non-controlling ownership interest in the income or loss of IES and PowerSecure Solar was reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the third quarter 2013, as compared to the third quarter 2012, is a result of our acquisition of the non-controlling interests in May 2013.

Nine Month Period 2013 Compared to Nine Month Period 2012

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Utility and Energy Technologies:
Distributed Generation	$85,186	$53,705	$31,481	58.6%
Utility Infrastructure	74,128	40,077	34,051	85.0%
Energy Efficiency	37,340	21,506	15,834	73.6%

Total	$196,654	$115,288	$81,366	70.6%

Our consolidated revenues for the nine month period 2013 increased $81.4 million, or 70.6%, compared to the nine month period 2012 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Distributed Generation, Utility Infrastructure and Energy Efficiency revenues. This revenue growth, which is a continuation of our growth in recent years, includes $46.4 million of incremental revenue growth in our existing operations and $34.9 million incremental revenues from our recently acquired PowerSecure Solar, Solais and ESCO operations, and is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the nine month period 2013 over the nine month period 2012 consisted of a $34.1 million, or 85.0%, increase in revenues from Utility Infrastructure products and services, a $31.5 million, or 58.6%, increase in revenues from Distributed Generation products and services, and a $15.8 million, or 73.6%, increase in revenues from Energy Efficiency products and services. The period-over-period increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production. The period-over-period increase in our Distributed Generation product sales and services was driven by increases in customer-owned project sales and, to a lesser extent, increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012. The period-over-period increase in our Energy Efficiency revenues in the nine month period 2013 compared to the nine month period 2012 was driven by an additional $27.5 million in energy efficiency revenues from the acquisition of our ESCO business in February 2013 and the acquisition of Solais Lighting in April 2013, partially offset by decreases in revenues from EfficientLights lighting products from our grocery customers.

Gross Profit and Gross Profit Margin

The following table summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Utility and Energy Technologies:
Cost of Sales (excluding depreciation and amortization)	$141,581	$79,653	$61,928	77.7%
Gross Profit	$55,073	$35,635	$19,438	54.5%
Gross Profit Margin	28.0%	30.9%

The 77.7% increase in our consolidated cost of sales and services for the nine month period 2013 compared to the nine month period 2012, was driven by the increase in costs associated with the 70.6% increase in sales, together with the factors discussed below leading to the reduction in our gross profit margin.

An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range (with our Solar Distributed Generation revenues having the lowest gross margins in this category), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 15-40% range (with our ESCO revenues having the lowest gross margins in this category). The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our recently acquired Solar and ESCO businesses gross margins are generally in the 15-25% range.

Our Utility and Energy Technologies segment gross profit increased $19.4 million, or 54.5%, in the nine month period 2013 compared to the nine month period 2012. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the nine month period 2013 was 28.0%, a decrease of 2.9 percentage points compared to the nine month period 2012. Our lower gross profit margins in the nine month period 2013 compared to the nine month period 2012 were due to an increase in the amount and percentage of Utility Infrastructure, Solar, and ESCO energy efficiency revenues, which are generally our lowest gross margin product and services, in the nine month period 2013. In addition, we realized inefficiencies in our Utility Infrastructure unit related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. We anticipate some continued inefficiencies from these excess crews to negatively impact our gross margins during the fourth quarter of 2013 and the first quarter of 2014. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the near-term, we expect the total gross margins in this segment will be in the mid to upper 20%-range as we continue to realize strong growth in these lower margin products and service lines. Over the long-term, we expect that gross profit margins for this segment will increase modestly over time because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$33,854	$26,750	$7,104	26.6%
Selling, marketing and service	5,563	4,039	1,524	37.7%
Depreciation and amortization	5,190	3,432	1,758	51.2%
Restructuring and cost reduction charges	—	1,548	(1,548)	n/m

Total	$44,607	$35,769	$8,838	24.7%

During the nine month period 2013, we incurred $1.0 million of incremental operating expenses at our PowerSecure Solar operations, which we acquired in June 2012; we incurred $3.6 million of incremental operating expenses at our ESCO business operations, which we acquired in February 2013; we incurred $1.9 million of incremental operating expenses at our Solais Lighting operations, which we acquired in April 2013; and we incurred $0.5 million of incremental costs related to our acquisition activities compared to the nine month period 2012. In addition, the increase in our operating costs was driven by an increase in selling expenses related to our significantly higher revenue and backlog, additional depreciation and amortization from capital expenditures primarily driven by capital expenditures for Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

Our operating expenses excluding the 2012 restructuring and cost reduction charge, as a percentage of our revenues, decreased by 7.0 percentage points in the nine month period 2013 compared to the nine month period 2012, driven by our revenue growth significantly outpacing our operating expense growth. This favorable result was assisted by our 2012 cost reduction program. Our recent acquisitions have provided additional opportunities to restructure and realign our operations to increase operating margins in our energy efficiency product and service lines in particular, as well as other cost reduction opportunities. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. We have commenced initiatives to accelerate the realization of the expected benefits. Our intention is to eliminate certain duplicative facilities, re-source certain of our Energy Efficiency inventory suppliers, reduce the number of Energy Efficiency product offerings, and reduce personnel levels. We expect these actions to result in a total charge of $4 million to $6 million which will likely be incurred in the fourth quarter of 2013 and the first quarter of 2014. In addition, these actions may result in additional charges related to goodwill or intangible impairment, the amount of which, if any, is not determinable at this time.

General and Administrative Expenses. The 26.6% increase in our consolidated general and administrative expenses in the nine month period 2013, as compared to the nine month period 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and our investments in new business opportunities. Our nine month period 2013 general and administrative expenses, as a percentage of our revenues, decreased by 6.0 percentage points compared to the nine month period 2012, driven by our strong revenue growth and also positively impacted by our cost reduction initiative executed in the second half of 2012. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$19,873	$14,818	$5,055	34.1%
Vehicle lease and rental	2,259	2,087	172	8.2%
Insurance	1,013	912	101	11.1%
Rent-office and equipment	1,031	762	269	35.3%
Professional fees and consulting	660	437	223	51.0%
Travel	1,715	952	763	80.1%
Development costs	162	490	(328)	(66.9)%
Other	3,043	2,499	544	21.8%
Unallocated Corporate and Other	4,098	3,793	305	8.0%

Total	$33,854	$26,750	$7,104	26.6%

The increase in each of the expense categories above during the nine month period 2013 compared to the nine month period 2012 was incurred primarily as a result of the incremental general and administrative expenses incurred associated with our recently acquired PowerSecure Solar, ESCO and Solais operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

The increase in our unallocated corporate and other general and administrative expenses during the nine month period 2013 as compared to the nine month period 2012 was due primarily to $0.6 million of incremental acquisition costs incurred in connection with the recent acquisitions of the ESCO business, Solais Lighting and PowerLine, compared to $0.1 million of such costs in the nine month period 2012. We expect our unallocated corporate costs for the remainder of 2013 to decrease slightly compared to the levels incurred during the nine month period 2013.

Selling, Marketing and Service Expenses. The 37.7% increase in selling, marketing and service expenses in the nine month period 2013, as compared to the nine month period 2012, was due to increases in compensation, travel, advertising and promotion, driven by our strong revenue growth and revenue backlog, and bad debt expenses. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,143	$2,257	$(114)	(5.1)%
Commission	1,309	702	607	86.5%
Travel	950	576	374	64.9%
Advertising and promotion	848	524	324	61.8%
Bad debt expense (recovery)	313	(20)	333	1,665.0%

Total	$5,563	$4,039	$1,524	37.7%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. The 51.2% increase in depreciation and amortization expenses in the nine month period 2013, as compared to the nine month period 2012, primarily reflects increased depreciation resulting from capital investments at our Utility and Energy Technologies segment during 2012, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with our recent acquisitions.

Restructuring and Cost Reduction Charges. As a result of cost reduction initiatives in the nine month period 2012, we incurred pre-tax restructuring and cost reduction plan charges of $1.5 million during the nine month period 2012. There were no similar restructuring charges during the nine month period 2013. However, our recent acquisitions have provided additional opportunities to restructure and realign our operations to increase operating margins in our energy efficiency product and service lines in particular, as well as other cost reduction opportunities. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other cost reduction opportunities. In contemplation of these opportunities, we commenced to develop plans to integrate and streamline the operations and product offerings within our Energy Efficiency product area primarily, and to a lesser extent other areas of our company. Our intention is to eliminate certain duplicative facilities, re-source certain of our Energy Efficiency inventory suppliers, reduce the number of Energy Efficiency product offerings, and reduce personnel. We currently expect that this restructuring will result in a total charge of $4 million to $6 million which will likely be incurred in the fourth quarter of 2013 and the first quarter of 2014. In addition, these actions may result in additional charges related to goodwill or intangible impairment, the amount of which, if any, is not determinable at this time.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2013	2012	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(167)	(197)	30	(15.2)%

Segment total	(167)	(197)	30

Unallocated Corporate and Other:
Gain on sale of unconsolidated affiliate	—	1,439	(1,439)	(100.0)%
Interest income and other income	61	67	(6)	(9.0)%
Interest expense	(330)	(141)	(189)	134.0%
Income tax expense	(3,906)	(347)	(3,559)	1,025.6%

Segment total	(4,175)	1,018	(5,193)

Total	$(4,342)	$821	$(5,163)

Interest Income and Other Income. In total, interest income and other income decreased slightly during the nine month period 2013, as compared to the nine month period 2012. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in the nine month period 2013 compared to the nine month period 2012. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, our working capital needs, and future interest rates.

Interest Expense. In total, interest expense increased 47.0% during the nine month period 2013, as compared to the nine month period 2012. The increase in our interest expense reflects interest on our new $25.0 million term loan, partially offset by reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. We expect our future interest and finance charges to increase in the immediate future as a result of our recent $25.0 million term loan borrowings under our credit facility to fund working capital needs and future recurring revenue projects at our Utility and Energy Technologies segment.

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate included in our Unallocated Corporate and Other segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and the associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during the nine month period 2012. There was no similar gain in the nine month period 2013.

Income Taxes. Our overall effective tax rate of 38.9% in the nine month period 2013 increased, as compared to the 33.6% effective tax rate in the nine month period 2012, as we expect our effective tax rate in 2013 will more closely approximate statutory rates. Our overall income tax expense in the nine month period 2013 increased, as compared to the nine month period 2012, due to the income tax expense associated with the increase in our pre-tax income and an increase in our effective tax rate.

Non-controlling Interest. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the nine month period 2013, as compared to the nine month period 2012, is a result of our acquisition of the non-controlling minority shareholders interests of both IES and PowerSecure Solar in May 2013.

Fluctuations

Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the sluggish economy and the challenging and uncertain capital and credit markets, the potential economic consequences if Congress fails to act to avoid certain important upcoming fiscal, deficit and budgetary deadlines, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, and effectively integrate the acquired businesses, assets and personnel in our organization, and to manage the costs related to such acquisitions, including our recent acquisitions of the ESCO business and of Solais.

•	our strategy to increase our revenues through long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	if our safety performance and safety record does not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China and other component parts that originate in Japan;

•	our ability to grow, on a profitable basis, sales of our solar distributed energy systems as a result our recently acquired PowerSecure Solar business;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the current downturn in the economy and difficult capital markets conditions on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings.

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

Working Capital

At September 30, 2013, we had working capital of $106.4 million, including $54.1 million in cash and cash equivalents, compared to working capital of $59.2 million, including $19.1 million in cash and cash equivalents at December 31, 2012. Changes in the components of our working capital from December 31, 2012 to September 30, 2013 and from December 31, 2011 to September 30, 2012 are explained in greater detail below. At September 30, 2013 and December 31, 2012, we had $26.2 million and $2.2 million borrowed under our credit facility term loans, respectively. At both September 30, 2013 and December 31, 2012, we had $20.0 million of available and unused borrowing capacity from the revolving portion of our credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(9,078)	$5,750
Net cash used in investing activities	(14,597)	(6,697)
Net cash provided by (used in) financing activities	58,685	(1,109)

Net increase (decrease) in cash and cash equivalents	$35,010	$(2,056)

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

Cash used by operating activities for the nine month period 2013 was approximately $9.1 million and consisted of net cash of $20.8 million used by working capital and other activities, partially offset by our net income from continuing operations of $6.1 million and non-cash items of $5.6 million. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense, partially offset by a gain from the sale of miscellaneous assets. Cash used by working capital and other activities consisted primarily of increases in our accounts receivable of 16.5 million and inventory of $4.6 million and a decrease of accrued and other liabilities of $10.0 million, partially offset by a $8.0 million increase in accounts payable and a net $2.3 million reduction in other current and noncurrent assets and liabilities. The increases in our inventory, accounts receivable and accounts payable reflects the growth in business activity in the nine month period 2013 as compared to the nine month period 2012, as our revenues and cost of sales increased $81.4 million, or 70.6%, and $61.9 million, or 77.7%, respectively in the nine month period 2013 compared to the nine month period 2012. The reduction in our accrued and other liabilities is a function of the timing of our advance billings and accrued project costs on projects in process, which can fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash provided by operating activities for the nine month period 2012 was approximately $5.8 million and consisted of our net income from continuing operations of $0.7 million, non-cash items of $2.8 million, net cash of $1.9 million provided by working capital and other activities, and $0.3 million of cash provided by our discontinued operations. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense, partially offset by the $1.4 million gain from the sale of our unconsolidated affiliate. The cash provided by working capital and other activities was driven primarily by a net $2.1 million increase in our accounts payable due to the timing of vendor payments, partially offset by cash used in other working capital activities.

Cash Used in Investing Activities

Cash used in investing activities was $14.6 million in the nine month period 2013 and cash used in investing activities was $6.7 million in the nine month period 2012. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During the nine month period 2013, we used $9.5 million as partial consideration to acquire the ESCO, Solais Lighting, and PowerLine businesses, we used $1.6 million to purchase and install equipment at our recurring revenue distributed generation sites and we used $3.6 million principally to acquire operational assets. During the nine month period 2012, we used $3.5 to million to acquire a 90% ownership interest in PowerSecure Solar, we used $2.6 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $2.0 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations.

Cash Provided by Financing Activities

Cash provided by financing activities was $58.7 million in the nine month period 2013, while cash used by financing activities was $1.1 million in the nine month period 2012. During the nine month period 2013, we received $34.4 million from the net proceeds of the public offering of 2.3 million shares of our common stock in August 2013, we received $25.0 million from the proceeds of a term loan under our credit facility in June 2013, we received $1.0 million from the exercise of stock options and we used $1.7 million to make scheduled payments on our capital lease and term loan obligations. During the nine month period 2012, we received $2.4 million proceeds from a term loan under our credit facility, we used $2.8 million to repurchase shares of our common stock and we used $0.7 million to make scheduled payments on our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during the nine month period 2013 were approximately $5.2 million, of which we used $1.6 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $3.6 million to purchase equipment and other capital items. Our capital expenditures during the nine month period 2012 were approximately $4.6 million, of which we used $2.6 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $2.0 million to purchase equipment and other capital items.

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

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $40 thousand plus interest payable quarterly at variable rates, maturing November 12, 2016	2,120	2,240
Term loan, principal of $893 thousand plus interest payable quarterly at variable rates, maturing June 30, 2020	24,107	—

Total debt	26,227	2,240
Less: Current portion	(3,731)	(160)

Long-term debt, net of current portion	$22,496	$2,080

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

We have used, and intend to continue to use, the proceeds available under the credit facility including the new $25 million Term Loan to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes. The maturity date of the revolving portion of the credit facility was extended under the amendment by two years until November 12, 2016. The maturity date of the existing $2.6 million term loan, of which $2.1 million was outstanding as of September 30, 2013, is unaffected by the amendment. In connection with the extension of the revolving credit facility and the addition of the $25 million Term Loan, our previous option, prior to that maturity date, to convert a portion of outstanding principal balance of the revolving portion of the credit facility into a two year term loan at maturity has been eliminated.

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

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at September 30, 2013, $19.3 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.9 million of our outstanding debt bears interest at floating rates as described above.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of September 30, 2013, we were in compliance with these financial covenants.

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

There was an aggregate balance of $26.2 million outstanding under the two term loans under our credit facility as of September 30, 2013. There were no balances outstanding on the revolving portion of the credit facility at, or during the nine months ended, September 30, 2013 or at December 31, 2012 or at November 6, 2013. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at September 30, 2013 and December 31, 2012 was $2.1 million and $2.8 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2013, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in June 2013, we completed a $25.0 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have an obligation to make installment payments on the PowerLine acquisition; we have restructuring and cost reduction obligations; and we have a deferred compensation obligation. At September 30, 2013, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of September 30, 2013, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of 2013	1 - 3 Years	4 - 5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	28,368	1,091	8,515	9,554	9,208
Capital lease obligations (2)	2,285	254	2,031	—	—
Operating leases	9,360	742	5,015	3,065	538
Deferred compensation (3)	2,661	—	2,661	—	—
Installment payments due on acquisition	550	—	220	220	110
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	265	93	172	—	—

Total	$43,593	$2,284	$18,614	$12,839	$9,856

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2013, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of September 30, 2013 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2013, we had approximately $75 million in surety bonds outstanding, including those surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business on February 28, 2013. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $35 million at September 30, 2013. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Off-Balance Sheet Arrangements

During the third quarter 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

At September 30, 2013, we had $54.1 million in cash and cash equivalents, total working capital of $106.4 million, and another $20 million available for borrowing under our credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current weak economic recovery, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the parent level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. Furthermore, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lending group. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

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

The accounting policies listed above are described in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, in July 2013, we commenced utilizing forward-starting interest rate swaps as a hedge of interest on our floating rate debt. The following describes our accounting policies related to interest rate swaps in greater detail:

•	Derivative Financial Instruments. Our derivative financial instruments consist solely of two interest rate swap contracts that are used to hedge our interest rate risk on a portion of our variable rate debt. It is our policy to execute such interest rate swaps with creditworthy banks and we do not enter into derivative financial instruments for speculative purposes.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

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

At September 30, 2013, our cash and cash equivalents balance was approximately $54.1 million, and $26.2 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at September 30, 2013 was $19.3 million.

In accordance with ASC 815, Derivatives and Hedging, we have designated the interest rate swaps as cash flow hedges of the interest payments due on that portion of our floating rate debt. Accordingly, the fair value of the interest rate swaps are recorded as an asset (other assets) or as a liability (other long-term liabilities), the effective portion of the change in fair value of the interest rate swaps is recorded in other comprehensive income and the quarterly settlements will be recorded as either an addition to or reduction of our interest expense for the period. The remainder of our indebtedness under our credit facility continues to bear interest at variable rates that fluctuate.

Pursuant to the swap contracts, the three-month LIBOR rate on the term loan was swapped for a fixed rate of 1.73%. When added to the term loan’s current applicable margin, the interest rate applicable to 80% of the term loan has been effectively fixed at 3.73%, subject only to changes in the applicable margin. Notwithstanding the terms of the swap contracts, we remain fully obligated for all amounts due and payable on the term loan. The initial counterparties to the swap contracts are the financial institutions that are also lenders under our credit facility, but the swap contracts may be assigned to other counterparties. The termination dates of the swap contracts and maturity date of the term loan are both June 30, 2020. We may enter into additional swap transactions in the future from time to time.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the third quarter 2013, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $68 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $16 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $68 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $16 thousand.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which have not materially changed as of the date of this report, except for the addition of the following risk factors:

We may issue a substantial number of shares of our common stock in the future, and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital by issuing shares of our common stock in the future, which would increase the number of shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed a universal shelf registration statement on Form S-3 which is effective and allows us to issue up to $70 million in any combination of common stock, preferred stock, warrants and units in offerings for cash. Under this Form S-3, we issued 2,300,000 shares of our common stock in August 2013 at a gross sales price of $36.8 million, leaving $33.2 million available for future sales. We have also filed an acquisition shelf registration statement on Form S-4 which is effective and allows us, in connection with acquisitions, to issue up to 2.5 million shares of common stock, of which approximately 2.3 million shares remain eligible for issuance in future acquisitions. Shares issued under either shelf registration statement would be freely tradable upon issuance. In addition, from time to time we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, including shares of common stock issued in connection with the acquisition of Solais which are being registered for resale on the Form S-3, and may do so in the future. The issuance, and the resale or potential resale, of shares of our common stock in connection with acquisitions or otherwise could adversely affect the market price of our common stock, and could be dilutive to our stockholders depending on the performance of the acquired business and other factors.

The ESCO business and the related assumed contracts could be adversely affected if Lime is unable to continue as a going concern.

In 2012, Lime announced that its financial statements since 2008 could no longer be relied upon, and subsequently announced that the misreporting would require restatement of its financial statements for the affected periods. In connection with Lime’s annual report on Form 10-K for the period ended December 31, 2012, filed on July 31, 2013, Lime’s auditor indicated that there was substantial doubt about Lime’s ability to continue as a going concern.

In the event that Lime was to become the subject of a bankruptcy filing or any other insolvency action, we may face a number of risks related to our acquisition of the assets relating to the ESCO business from Lime: For example, a court may find that the subcontracting agreement or any of the assumed contracts under which we serve as subcontractor to Lime, which we refer to as the ESCO Contracts, are executory contracts, in which case there is a risk that Lime may have the right to reject the ESCO Contracts. Alternatively, under other insolvency laws, a court may find that the sale of the ESCO business should be set aside on fraudulent conveyance principles. In any event, as to which we would vigorously defend ourselves, we may be required to seek recovery from Lime as to our purchase price for the ESCO Contracts as an unsecured creditor in the bankruptcy. Further, there is a risk that a trustee in a bankruptcy filing may seek to renegotiate the ESCO business purchase price with us.

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

During the quarter ended September 30, 2013, we did not repurchase any shares of our common stock under our stock repurchase program, and as of the end of the quarter we had $5.1 million remaining on our authorization.

Item 6.	Exhibits

(1.1)	Underwriting Agreement, dated August 16, 2013, between PowerSecure International, Inc. and Robert W. Baird & Co. Incorporated, as representatives of the underwriters named therein. (Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K, filed August 16, 2013.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: November 6, 2013	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 6, 2013	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary