Form 10-K
period 2013-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2014-03-10
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-12014

POWERSECURE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1169358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1609 Heritage Commerce Court

Wake Forest, North Carolina 27587

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 556-3056

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $277,652,963, based upon the last sale price of the Common Stock on such date as reported on The NASDAQ Global Select Market (the registrant’s principal stock exchange on such date).

As of February 28, 2014, 21,948,718 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity”, “scheduled”, “goal”, “target” and “future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Our business operates primarily out of our Wake Forest, North Carolina headquarters office, and our operations also include several satellite offices and manufacturing facilities, the largest of which are in the following areas: Raleigh and Greensboro, North Carolina; Atlanta, Georgia; Bethlehem, Pennsylvania; and Stamford, Connecticut. The locations of our sales organization and field employees are generally in close proximity to the utilities we serve and to their commercial, industrial and institutional customers. We conduct our business through our wholly-owned subsidiary, PowerSecure, Inc.

We conduct all of our on-going business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased operations.

The following chart summarizes our current and former business segments, our products and service categories, and our solutions and major brands:

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

UtilityServices utility infrastructure products and services, including transmission and distribution system and substation construction and maintenance

UtilityEngineering and PowerServices engineering, regulatory consulting, and electric grid system design

Encari utility cybersecurity consulting, including NERC Critical Infrastructure Protection (CIP) compliance services.

	Energy Efficiency	LED Lighting, including:

• EfficientLights lighting for grocery retailers

• IES lighting for utilities, commercial/industrial customers

• EnergyLite lighting for utilities, commercial/industrial customers

• Solais lighting for retailers

Energy Efficiency solutions for ESCO customers, including Energy Efficiency upgrades for lighting, building envelope, water, and heating/cooling systems
Energy Services	Natural Gas Measurement	Southern Flow oil and natural gas measurement products and services (This business was sold effective January 1, 2011)
(Non-core — these operations were divested and ceased in 2011)
	Water Processing and Disposal	WaterSecure water processing and disposal services for oil and natural gas producers (This business was sold effective June, 2011)

In this report, references to “PowerSecure”, “our company”, “we”, “us” and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to “PowerSecure, Inc.” mean our wholly-owned subsidiary PowerSecure, Inc. along with its subsidiaries, unless we state otherwise or the context indicates otherwise.

PowerSecure, Interactive Distributed Generation, IDG, NexGear, PowerBlock, UtilityServices, UtilityEngineering, PowerServices, EfficientLights, Solais, IES, EnergyLite, Solais, Encari and our other registered or common law trademarks, service marks and trade names appearing in this report are our property. Any trademarks, service marks or trade names appearing in this report owned by other companies are the property of their respective owners.

Recent Developments

On December 30, 2013, through our wholly-owned subsidiary Innovative Electronic Solutions Lighting, LLC, which we refer to as IES, we sold substantially all of IES’s manufacturing equipment and parts inventory to Anuva Services, Inc., a North Carolina corporation. The sale of assets was in furtherance of our previously announced plans to restructure and realign our operations to increase operating margins in our Energy Efficiency product and service lines in light of several recent acquisitions. Our recent acquisition of Solais Lighting, Inc., which we refer to as Solais, provided advanced manufacturing and sourcing capabilities which enabled us to streamline our operations and sell the IES manufacturing equipment and parts inventory.

These restructuring and realignment activities, which are designed to integrate and streamline our operations and our product offerings primarily within our Energy Efficiency product area, and also to a lesser extent within other areas of our business, include eliminating certain duplicative facilities, re-sourcing from certain of our energy efficiency suppliers, reducing the number of our Energy Efficiency product offerings, and streamlining our overall organization. Overall, these restructuring and realignment actions resulted in a charge of $4.9 million in the fourth quarter of 2013, of which $3.7 million was included in our cost of sales. We currently expect to incur an additional charge of approximately $0.3-1.0 million in the first quarter of 2014 from the remainder of these restructuring and realignment actions, resulting in total restructuring charges in the range of $5-6 million.

On October 8, 2013, we announced that we acquired substantially all of the assets and business of Encari, LLC, an Illinois limited liability company, which is engaged in the business of providing cybersecurity consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the North American Electric Reliability Corporation’s, referred to as NERC, Critical Infrastructure Protection, or CIP, Reliability Standards. The purchase price for this acquisition was $4.8 million in cash, plus potential additional earn-out consideration based on the income of the acquired Encari business exceeding a threshold for calendar year 2013. Because the threshold was not met, no earn-out consideration was paid.

On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on the NASDAQ Global Select Market, also under the symbol “POWR”.

On August 21, 2013, we completed the public offering of 2.3 million shares of our common stock at a gross sales price of $16.00 per share. We received net proceeds from the offering of $34.4 million after deducting the underwriting discount and costs directly attributable to the offering. We have used, and intend to continue to use, the net proceeds from the sale of our shares in the offering for general corporate purposes, including but not limited to working capital, capital expenditures, acquisitions and other business opportunities.

In June 2013, we amended our existing credit facility to (i) add a $25 million, seven year term loan, (ii) extend the maturity date of the revolving portion of our credit facility by two years to November 12, 2016, and (iii) modify certain covenants and other terms and conditions of the credit agreement. In July 2013, we executed forward interest rate swaps to achieve a fixed interest rate on approximately 80% of the $25 million term loan, commencing October 1, 2013.

In May 2013, we acquired the minority ownership interests in our majority-owned Southern Energy Management PowerSecure, LLC, which we refer to as PowerSecure Solar, and IES subsidiaries, increasing our ownership interests to 100% in each of these businesses. The purchase price for the 10% PowerSecure Solar minority interest was $0.2 million in cash. The purchase price for the 33% IES minority interest was 209,060 shares of our common stock, par value $.01 per share, valued at a total of $2.9 million at the date of acquisition.

Also in May 2013, we also acquired 100% of the business and certain assets of Powerline EHV & Safety Training, LLC, which we refer to as PowerLine. The acquired PowerLine capabilities include safety training and enhanced our utility infrastructure safety and training programs. The purchase price for the PowerLine business was $1.1 million which included a cash payment of $0.6 million at closing and annual cash installment payments of $0.1 million payable over the next five years.

In April 2013, we acquired Solais, a Connecticut-based LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial applications, including retailers. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide products with enhanced light output, thermal management, optics and light quality, and aesthetics. The acquisition of Solais strengthened and complemented our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais added to our capabilities in marketing LED lighting through distributor channels. The consideration paid by us consisted of approximately $6.5 million in cash plus 675,160 shares of our common stock, par value $.01 per share, for an aggregate purchase price of approximately $15 million. For purposes of the transaction, the shares of common stock that we issued in the acquisition of Solais were valued at $12.22 per share, which was their volume-weighted average closing sale price as reported on The NASDAQ Global Select Market over the five trading days immediately preceding the date the acquisition was completed. For purposes of applying the purchase accounting provisions of Accounting Standards Codification 805, Business Combinations, the shares of common stock we issued in the acquisition were valued at $12.52 per share, which was the closing sale price of our common stock as reported on The NASDAQ Global Select Market on the date of acquisition.

In February 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the energy services business, referred to as the ESCO business, of Lime Energy Services Co., the operating subsidiary of Lime Energy Co. The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, called super ESCOs, for the benefit of commercial, industrial and institutional customers as end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The business serves super ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes and large government sites.

The purchase price for the acquired ESCO assets and business consisted of approximately $2.0 million in cash plus the assumption of approximately a negative $3.6 million net working capital balance. The negative net working capital that we assumed consisted of approximately $6.3 million in accounts receivable and other current assets and approximately $10.0 million in trade payables and other debts, liabilities and obligations relating to the acquired business and assumed contracts. In connection with the acquisition, we assumed certain contracts relating to unfinished projects in the acquired business, along with the assumption of the accounts receivables and accounts payables associated with those projects.

The Industry and our Business Areas of Focus

The U.S. electricity industry is large and has expanded over the last two decades. According to the U.S. Energy Information Administration, or EIA, the U.S. electricity market totaled $364 billion in end-user revenue in 2012, with approximately 3,900 billion kilowatt hours consumed. Throughout this period, electric utilities have been challenged by an evolving and uncertain regulatory process, the increased burden of environmental constraints, planned reductions in coal plant capacity, the increase in demand for renewable sources of energy, the significant reduction in natural gas prices, and long lead times to complete major capital investments. As a result, utilities are challenged to efficiently meet demand by traditional means, both in the areas of large scale power production and in power transmission and distribution. This, in addition to ongoing disruptions from severe weather events, has also challenged reliability and increased the strain on the electric power grid.

This strain is particularly pronounced during peak power periods, when the demand for electricity is at its highest. The rising demand for energy, growing complexity of energy resources and the electric grid, and increasing concerns about the environment, have combined to cause virtually every organization, public and private, including utilities and their end customers, to be focused on energy efficiency, reliability and productivity. According to the EIA, approximately 60% of U.S. electricity demand is driven by commercial and industrial electricity usage, which is the focus of our business.

These factors have resulted in a significant need in the marketplace for our products and services. Our strategy is to serve utilities and their large commercial, institutional and industrial customers by providing products and services in these areas that have strong value propositions. Our business leaders and their teams have strong utility and customer relationships and a deep understanding of the markets we serve, and they are incentivized to grow these businesses profitably and on a sustained basis. Our company is highly entrepreneurial and we encourage our business leaders to embrace a philosophy of service and disciplined innovation as a means to anticipate and fill customer needs. Our entrepreneurial culture is an asset that is fundamental to our growth and success. We are continually listening to our utility partners, and to our existing and potential commercial, industrial and institutional customers, to identify energy-related products and services we can deliver to add value to their businesses. We seek to fill these customer needs in several ways, including by:

•	offering our existing portfolio of products and services that have demonstrated their value in similar or complementary situations, usually customizing them for each particular application;

•	offering new energy-related technologies and capabilities that are emerging or being developed by third parties, which we can either incorporate into our existing product lines or bring to market as new product offerings; and

•	developing new technologies and capabilities internally to serve existing and potential customers when options do not exist in the marketplace that meet our quality, effectiveness, cost and financial return standards.

Over the near and mid-term, our strategic focus is to continue to grow our businesses and to expand and enhance our product and service offerings in our Utility and Energy Technologies segment, including our Distributed Generation, Utility Infrastructure and Energy Efficiency products and services.

Our Growth Strategy

From 2005 through 2013, our revenues have grown at a compound annual growth rate of 32%. In 2013, our total revenues grew 67%, with Distributed Generation revenues growing 46%, our Utility Infrastructure revenues growing 84% and our Energy Efficiency revenues growing 88%, compared to 2012. 45 percentage points of our 67% total revenue growth in 2013 was organic growth, and the remaining 22 percentage points was attributable to acquisitions we made in 2013.

We believe that there is a substantial opportunity for the continued growth of our business because we are delivering differentiated products and services to a variety of underpenetrated and growing markets. Our growth strategy is to expand our solutions across existing and new utility partners and customers by focusing on the following:

•	Leveraging our Utility and Customer Relationships to Cross-Sell Our Services. Our business is focused on serving utilities and their large commercial and industrial customers, and this enables us to bring multiple solutions to individual utilities and customers. We believe our focus on customer intimacy provides us with an ability to identify opportunities for growth across our Distributed Generation, Utility Infrastructure and Energy Efficiency product offerings.

•	Being a Strong Partner to Utilities to Assist them in their Efforts and Investment to Maintain and Protect the U.S. Electricity Grid. According to The Brattle Group, U.S. transmission and distribution investment is expected to total approximately $880 billion from 2010-2030. We believe that our talented people, strong set of products and services, excellent track record of quality and reliability, and trusting utility relationships position us to translate this expected investment into growth for our business.

•	Delivering Innovation to the Marketplace. Across our product and service areas, we have continued to focus on bringing innovative products and solutions to our customers. For example, in 2013, we saw significant growth in the percentage of our Distributed Generation solutions which incorporated our proprietary PowerBlock solution. We also added new safety and training resources, and cybersecurity consulting expertise to our Utility Infrastructure solutions, and introduced new lighting and ESCO solutions for both utility and commercial customers. We believe our engineering expertise, and our strong customer relationships and focus on customer intimacy, provide us with the opportunity to continue our track record of innovation, which will contribute to our potential future growth.

•	Acquiring Key Technologies or Personnel that Add Value. While the majority of our historic growth has been organic, we also have established a track record of selectively and successfully identifying, acquiring and integrating key technologies and expertise that are consistent with our core business, adding value for our customers and accretive to our financial performance.

Our Distributed Generation Solutions

Overview

Our Distributed Generation solutions involve manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally friendly power to augment their core power requirements.

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

Because utilities realize operational and financial benefits when customers reduce the amount of power they draw from the electric grid during peak power periods, they often provide incentives in their pricing, or tariff, structures to encourage this activity. These incentives are called “demand response” benefits and programs. Our systems are engineered to carry the full load required to operate the facilities they support, and during peak shaving activities our NexGear parallel switchgear technology enables power to be transferred between (1) the grid, (2) our distributed generation system, and (3) the facility it supports, without any interruption. Therefore, customers who use our distributed generation systems can realize the financial benefits of utility demand response programs without the consequences, costs and inconveniences of having to interrupt or reduce the load of their operations.

In addition, the growing desire for utilities and their customers to incorporate renewable energy sources into their portfolios has driven a demand for distributed solar energy systems. We provide turn-key solar photovoltaic systems either as a stand-alone solution or in conjunction with our traditional distributed generation systems. Our capabilities include the ability to provide turn-key systems, including engineering, procurement and construction, as well as provide on-going maintenance and monitoring services.

Our Systems and Technology

We provide “turn-key” Distributed Generation systems and programs for our customers. The typical Distributed Generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of the Distributed Generation systems that we install most commonly ranges from 500 kW to 6,000 kW, although there is no practical limit to the size of the load we can serve, and we have designed and installed significantly larger systems. Our proprietary Distributed Generation system, which is named PowerBlock, has become our solution, and combines standardized size building blocks. These standard building block units are combined, using our switchgear and control technology, to create systems for facilities with higher electric loads. We manufacture our PowerBlocks at our facility near Greensboro, North Carolina. We also utilize generators sourced from major global generator manufacturers as the power plants for our systems.

The primary elements of our turn-key Distributed Generation systems include:

•	designing and engineering the Distributed Generation system;

•	obtaining the required regulatory approvals and permits;

•	establishing the electricity inter-connect between the utility and the customer to take advantage of electricity rate savings;

•	manufacturing and packaging the generators for our proprietary PowerBlock systems using engines sourced from a major global engine manufacturer, and in other cases integrating a turn-key generator sourced from one of several major global generator manufacturers, depending on the application;

•	for solar photovoltaic systems, engineering, procuring and constructing the solar energy system, including sourcing solar panels from high-quality competitively priced panel manufacturers;

•	engineering and integrating the system components and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing continuous 24 x 7 monitoring and servicing of the system.

One key component of a traditional, non-solar Distributed Generation system is its source of power generation, the generator, which is typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our Distributed Generation systems to provide maximum reliability as well as quick and efficient startup and shutdown. Typically these engines are fueled by diesel or a combination of natural gas and diesel, and they can also utilize methane or biodiesel as fuel. The types of generators, engines and alternators utilized in our systems are widely used and provide a highly dependable, cost-effective Distributed Generation technology, meaning that they are able to generate the power that is required with very short start-up times, with good efficiency at a reasonable cost. However, new power producing technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source. For example, we recently introduced a new version of our PowerBlock generator system that runs on a combination of natural gas and diesel fuel and is Tier 4 Interim emissions compliant.

Our turn-key solar distributed energy system capabilities include the design, engineering, project development, installation and project management of these solutions. Our distributed solar energy systems primarily involve photovoltaic, or PV, panels generating power without moving parts or fuel. We rely heavily on our engineering expertise to design systems that optimize producing the maximum energy at the lowest capital cost. A successful solar power system requires the proper selection and configuration of panels, mounting equipment and inverters, which our engineering expertise and attention can provide. Our solar team has experience with a wide range of PV technologies, so we are supplier and technology neutral. Our technical expertise also includes permitting, interconnecting, activating and monitoring the solar power system.

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

Business Models

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our original business model, which is still our predominant model, we sell the Distributed Generation system to the customer. We refer to this as the “project-based” or “customer-owned” model. For Distributed Generation systems sold under the project-based model, the customer acquires ownership of the Distributed Generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we also usually receive a modest amount, relative to the initial purchase price, of on-going monthly revenue to monitor the system for backup power and peak shaving purposes as well as to maintain the system.

Our second business model is structured to generate long-term recurring revenues for us, which we refer to as our “recurring revenue”, “PowerSecure-owned” or “company-owned” model. For Distributed Generation systems deployed under this model, we retain ownership of the Distributed Generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to 15 years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the Distributed Generation system. Our fees for recurring revenue contracts are generally structured as shared savings arrangements, although they can also be structured with fixed monthly payments. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having highly reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, utilities and their customers receive access to our system without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In 2013, 86.3% of our Distributed Generation revenues consisted of customer-owned sales, and 13.7% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month time frame depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period, have higher gross margins and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, commissioned and successfully operating.

Our 2012 acquisition of PowerSecure Solar provided us with the ability to deliver solar energy systems through our Distributed Generation solutions platform. These solar energy systems are sold under the project-based, customer-owned model, and we also expect that we will own and operate certain systems in the future under a PowerSecure-owned, recurring revenue model.

Our Utility Infrastructure Solutions

Overview

Our Utility Infrastructure solutions are focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems. Our products and services include transmission and distribution system construction and maintenance, installation of advanced metering and efficient lighting, and emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, as well as consulting services for cybersecurity compliance, and regulatory and rate design matters.

Market

There are more than 3,000 electric utilities in the U.S. In 2012, these utilities invested more than $30 billion to maintain, upgrade and enhance the efficiency of their transmission and distribution infrastructure. Several industry trends suggest there will continue to be strong transmission and distribution investment over the coming years, including the need to upgrade and replace the utility grid’s aging infrastructure to improve and ensure reliability, to respond to the expected long-term increase in demand for electric power, to incorporate renewable energy and other new power sources into the grid, and to ensure its security. In addition, the megatrend toward improving the efficiency of our energy delivery and consumption is driving initiatives and innovations in smart grid technology which will also be a positive driver for transmission and distribution system infrastructure spending. The challenging economic circumstances of the deep, protracted recession that started in the 2007-2009 time period caused many utilities to reduce their spending in these areas, and it is likely that as electricity demand increases with an increase in economic activity, transmission and distribution system infrastructure spending will increase to accommodate increases in demand. Additionally, the new technologies have facilitated the cost-effective extraction of oil and gas from shale formations, many of which are in remote areas, and this is driving an increase in demand for utility infrastructure services to provide transmission and distribution lines to serve these production operations.

Utilities generally use a combination of internal and third-party outsource vendors to provide construction and maintenance services for their transmission and distribution infrastructure. Utilities also utilize third party engineering and consulting firms to supplement their internal engineering resources. We provide services in each of these areas for investor-owned utilities, referred to as IOUs, electric cooperatives and municipal utilities of virtually every size. Historically, our geography was primarily concentrated in the Southeastern U.S. However, we have grown the geographic base of the utilities we serve over the last several years to include utilities in the Mid-Atlantic, Midwest, Gulf Coast and Northeast regions. We intend to continue to expand our utility relationships and the geography we serve as our business grows and develops.

Products and Services

Our largest source of revenue within our Utility Infrastructure area is our UtilityServices products and services. We have significantly expanded our UtilityServices’ scope of utility relationships, customers and geography over the last few years. Our UtilityServices team provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. In addition to providing these services directly to utilities, we also perform this work on behalf of utilities for their large industrial and institutional customers, and directly to large oil and gas companies. Similar to the products and services we provide for utilities, our work for large utility customers includes turn-key design, procurement and construction services for large transmission and distribution projects, including substations. Our resources include a fleet of owned and leased utility vehicles along with experienced field personnel and engineers, and we also utilize third party resources from time to time, as needed, to supplement our internal resources on particular projects.

Through our Encari, UtilityEngineering and PowerServices teams, we serve the engineering and consulting needs of our utility clients, broadening our offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering relating to virtually every element of their transmission and distribution systems, substations and renewable energy facilities. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations and power supply contracts and negotiations. Our Encari business, which we acquired in October 2013, provides cybersecurity consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the NERC’s CIP Reliability Standards. Our team of engineers is based in Raleigh, North Carolina but also operates in various other locations.

Business Model

Revenues for our UtilityServices products and services are generally earned, billed and recognized using two primary models. Under the first model, we have regular, on-going assignments with utilities to provide maintenance and upgrade services. These services are earned, billed and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects, we are generally paid a fixed contractual price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

Revenues for our Encari, UtilityEngineering and PowerServices consulting services are earned, billed and recognized based on the number of hours invested in the particular projects and engagements they are serving. Similar to most traditional consulting businesses, these hours are billed at rates that reflect the general technical skill or experience level of the consultant or supervisor providing the services. In some cases, our engineers and consultants are engaged on an on-going basis with utilities, providing resources to supplement utilities’ internal engineering teams over long-term time horizons. In other cases, our engineers and consultants are engaged to provide services for very specific projects and assignments.

Our Energy Efficiency Solutions

Overview

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency solutions: LED lighting fixtures and lamps, and energy efficiency upgrades for our super ESCO customers. Our LED lighting solutions are primarily focused on the utility, commercial and industrial markets, while our ESCO energy efficiency solutions are focused on serving the ESCO channel. In the future, we plan to bring our LED lighting solutions to our super ESCO customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Our LED lighting solutions include our Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we recently realigned and consolidated these operations into Solais, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our ESCO solutions, which give us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to the super ESCOs, which are the largest of the energy service companies and which deliver these energy efficiency solutions to commercial, industrial and institutional facilities.

Our LED lighting products, led by our Solais team and operations, include the following:

•	Our Solais brand, which includes LED-based lamps and fixtures for department stores and other commercial applications. The 2013 acquisition of Solais strengthened and complemented our existing LED lighting business through the addition of these new product lines and customer channels. This acquisition also enhanced our skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. Solais oversees all of our LED lighting operations.

•	Our EfficientLights brand, which includes LED-based lighting fixtures for grocery, drug and convenience stores. EfficientLights products include our EfficientLights fixtures for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor lighting.

•	Our IES brand, which includes LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications. IES products include street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

•	Our EnergyLite brand, which we primarily use to market our IES and EfficientLights brands, but we may also use it from time to time for other LED lighting solutions. EnergyLite’s products are marketed directly to customers and utilities and indirectly through third party distribution arrangements.

The primary client base for our ESCO products and services include large energy service companies, referred to as super ESCOs. Through our relationships with super ESCOs, we provide facility upgrades for public sector customers, including federal, state and local government agencies and educational institutions. As super ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger commercial and industrial clients for which we provide our energy efficiency solutions directly, when a super ESCO is not involved in the customer relationship.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps our super ESCO customers save money, improve facilities and meet energy efficiency goals and mandates. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. In the future we plan to add our Distributed Generation and LED lighting products as part of these solutions.

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

The general LED lighting industry and market is served by companies in the areas of LED chip technology and manufacturing, and in LED lighting application development and manufacturing, the latter area being the one in which we participate and serve. The market for LED-based lighting applications, and the pace at which LED lighting is being and will be adopted, is driven by the return on investment available when an LED-based light is utilized instead of, or as a replacement for, traditional lighting. In particular, the size and growth of the LED lighting market is driven by the return on investment available to retrofit existing traditional lighting installations with LED lighting, given the significant size of the installed base of traditional lighting. To a large extent, this return on investment is influenced and driven by the cost of the LED itself, because the LED is the largest single component of cost in the LED lighting application. Over the past several years, the cost of LEDs has decreased significantly, which has been a catalyst driving the growth and expansion in the market for general LED lighting applications. Additionally, LED lighting application and manufacturing companies, such as us, have improved the efficiency and effectiveness of application designs. The combination of these factors has increased the return on investment for LED lighting applications in general, and for LED retrofit opportunities in particular. We believe these factors will continue to cause the market for LED-based general lighting to continue to grow and expand over the next five to 10 years.

Demand for our LED products may also be impacted by changes in government policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States bans the sale of various incandescent lights over a phase-in period that commenced in 2012.

In the ESCO market, super ESCOs develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy systems, load management, energy procurement, rate analysis, risk management and billing administration. Super ESCOs often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, super ESCOs assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime. We are a service provider to the super ESCOs providing the technical expertise, engineering support and implementation services for their energy efficiency projects.

We believe the following factors continue to drive demand for energy efficiency projects in the markets in which we operate:

•	the return on investment driven by the cost savings from the installation of energy efficient and renewable energy solutions;

•	government initiatives to improve the efficiency of federal facilities and to utilize energy from renewable sources;

•	the availability of rebates and financial incentives for organizations that reduce their energy consumption; and

•	concerns regarding the substantial and volatile cost of energy, the adverse implication of global climate change and the desire for energy independence and security.

Products and Services and Business Model

Our LED lighting revenues are generated through the sale of LED-based light fixtures and lamps. Our portfolio of products consists exclusively of our proprietary designs, which are generally focused on very specific applications. These applications require our lights to be highly engineered to maximize the quality, and amount of light produced, at the lowest cost. This formula, in turn, enables us to provide our customers with lighting that maximizes the return on investment for their lighting spend. We design and manufacture our LED-based lights for utilities, commercial and industrial customers. Our lighting generally reduces energy consumption by 60-70%, improves the quality of light, reduces maintenance expense, extends light life by several-fold, lowers a facilities’ carbon footprint, and eliminates the use of traditional lighting which can contain environmental hazards.

Our LED lighting product line includes:

•	LED-based lamps and fixtures for department stores and other commercial applications, including display and down-lighting;

•	LED-based lighting fixtures for grocery, drug and convenience stores, including lights for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor lighting; and

•	LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications, including street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

The majority of our LED lights are sold as retrofits for existing traditional lighting, and to a lesser extent for new construction lighting installations. Additionally, the majority of our lights are sold by us directly to the customer, although we also have distributor relationships that serve certain product lines. Occasionally we provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, utilities, department stores, and large commercial and industrial customers. These customers typically install LED lighting across numerous locations over a diverse geographic scope. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our LED lighting products.

Our ESCO energy efficiency revenues are generated through a full range of turn-key services we provide to the super ESCOs. We apply our engineering expertise to analyze each facility’s energy consumption and operational needs, and develop customized energy efficiency and renewable energy solutions to optimize that facility’s return on investment. We provide complete turn-key implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation. We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives. Our extensive knowledge of energy solutions and their results in numerous environments enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

Our Former Oil and Gas Services Segment

We ceased operations in this business segment in 2011, following the completion of the sales of our two non-core businesses: WaterSecure, Inc. and Southern Flow Companies, Inc.

WaterSecure held a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as MM 1995-2 or as our WaterSecure operations. Our WaterSecure operations provided water processing, recycling and disposal services for oil and natural gas products. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. In June 2012, the final sales proceeds out of an escrow were distributed to the shareholders of MM 1995-2, after which MM 1995-2 was dissolved. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Additional information about the sale of the WaterSecure operations is set forth in Note 7, “Investment in Unconsolidated Affiliate” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Southern Flow, which we sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Oil and Gas Services segment for all periods presented in this report. Additional information about the sale of the WaterSecure operations is set forth in Note 6, “Discontinued Operations” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

As a result of the sales of our WaterSecure and Southern Flow operations, our Oil and Gas Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Oil and Gas Services segment in financial periods after June 30, 2011.

Revenue Backlog

Our revenue backlog is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog” of this report. Orders in our backlog are subject to delay, deferral, acceleration, resizing or cancellation from time to time. Given the irregular sales cycle of customer contracts and orders, and especially of large contracts and orders, our backlog at any given time involves the use of estimates and is not necessarily an accurate indication of our future revenues.

Customers

Our customers include a wide variety of large and mid-sized commercial and industrial businesses, public and private institutions, and utilities, including investor-owned utilities, cooperatives and municipalities. Although we have continued to diversify and expand our customer base and our markets, from time to time, we have derived a significant portion of a particular period’s revenues from a concentrated group of customers, because a significant portion of our revenues in any particular period can be driven by one or more large projects. Over the past three years, all of our revenues have been generated from customers in the United States.

Sales and Marketing

We market our products and services primarily through a direct sales force. Our sales and marketing effort is focused on sales channels that include, are complementary to, and are in partnership with utilities, as well as national and local commercial, industrial, institutional and municipal accounts. For our Distributed Generation products and services we are very focused on the needs of utilities and partner with utilities to develop, market and manage Distributed Generation systems to their customers. This partnering process includes combining our Distributed Generation solutions with products or services of the utility, and working with the utility in marketing our Distributed Generation solution to end customers. For our Utility Infrastructure products and services, we market directly to utilities, including investor-owned utilities, cooperatives and municipalities. For our Energy Efficiency LED lighting products, we market to commercial, industrial and institutional customers, and also directly to utilities and municipalities. For our Energy Efficiency ESCO solutions we market directly to the super ESCOs. In each of our business areas, from time to time, we utilize independent representative networks, and we also establish alliances with channel partners who can assist with our sales and marketing activities. We plan to continue expanding our sales and marketing efforts, domestically and globally, in order to market and support our traditional and our new products, services and technologies, including direct sales as well as through third party representatives and channel partners.

Competition

We face intense competition for all of our product and service offerings.

For our Distributed Generation solutions, our competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear companies, electrical contractors, electrical engineering firms and companies involved in providing utilities with demand response and load curtailment products and services. Electric utilities could also offer their own distributed generation solutions, which would decrease our base of potential customers. Additionally, several well established companies have developed microturbines used in Distributed Generation, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar energy systems. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. Many of these technologies are eligible for and supported by governmental financial incentives. Additionally, technologies that make commercial, institutional and industrial operations more efficient result in lower electricity use, reducing the benefits of using our Distributed Generation systems. Also, the solar distributed energy system market is very competitive and rapidly evolving, and is significantly dependent on government incentives. For this product offering we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including major national companies such as completely vertically integrated companies as well as numerous regional developers, some of which are in poor financial condition. The principal elements of competition in the solar power systems market include engineering capabilities, technical expertise, price, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, product performance, efficiency and reliability, and technical service.

For our Energy Efficiency solutions, we face numerous competitors. This includes numerous competitors in the market for lighting products in general, and LED lighting products in particular. Generally, the less specialized that the lighting application is, the more competitors there are in that space. Accordingly, we focus our efforts in this area on more specialized, proprietary applications, and we also focus on bringing technologies to customer categories and utilities that we understand best and represent our strongest relationships. However, the LED lighting marketplace is highly fragmented and expanding at a very fast pace, and a significant number of new competitors are entering the market, including large companies that are strong, sophisticated, have established channel relationships and are well-capitalized. Additionally, new competitive technologies are being developed and existing technologies are being improved at a rapid pace. Our LED lighting products currently face competition from lighting fixture companies, from lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and components. Our products compete on the basis of lighting color quality and consistency, light output, energy efficiencies, maintenance savings, light life and return on the customer’s investment. We also face numerous competitors for our ESCO energy efficiency solutions. This includes regional and national solutions providers. Many of these competitors are focused on one aspect of ESCO solutions, for example HVAC solutions, and several have a suite of multiple solutions they can offer the super ESCOs. The competition for these solutions is strong, with highly skilled, well-financed competitors, and the requirements of our super ESCO customers are demanding.

In our Utility Infrastructure area, our UtilityServices solutions also compete with numerous providers of transmission and distribution construction and maintenance firms. Many of these firms have broader customer bases, strong track records of performance and larger resources of personnel and equipment. Competitors in this area are diverse, consisting of both large and small firms on regional and national levels. In addition, our Encari, UtilityEngineering and PowerServices consulting services have numerous competitors, large and small, that offer engineering, design and consulting services to utilities. Also, utilities have their own internal engineering resources that provide alternatives to using our services.

The markets for our products, services and technology are competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry and regulatory standards. We expect the intensity of competition to increase in the future because the growth potential of the energy market has attracted and is anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new markets, or increases in operating expenses or capital investment required to develop and maintain competitive product offerings, any one of which could adversely affect our operating results.

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

Regulation of Operations Generally. Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction and electrical projects;

•	regulations relating to worker safety and health;

•	regulations relating to employees, such as wage and hour regulations;

•	regulations pertaining to utilities and energy providers;

•	special bidding, procurement and other requirements on government projects;

•	regulations relating to transportation of equipment and materials, including licensing and permitting requirements;

•	regulations relating to environmental protection; and

•	federal and state energy efficiency incentives.

We believe that we have obtained, or are in the process of obtaining, all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

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

Regulation of Environment. While various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our business, our financial condition and results of operations have not been materially adversely affected by environmental laws and regulations. We believe we are in material compliance with those environmental laws and regulations to which we are subject. While in the past we have incurred costs to maintain environmental compliance and otherwise address environmental issues, we do not anticipate that we will be required make material capital expenditures due to these environmental laws and regulations in the foreseeable future. However, because environmental laws and regulations are frequently changed and expanded and our business operations and activities are growing, we are unable to provide any assurance that the cost of compliance in the future will not be material to us or our customers.

Employees

As of February 28, 2014, we had 692 full-time and 61 part-time employees. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

Training, Quality Assurance and Safety

The performance of our services in many areas of our business, especially our UtilityServices operations, requires the use of equipment and exposure to conditions and situations that are dangerous and can be life threatening. We are committed to a policy of operating safely and prudently, and we emphasize safety at every level of our organization, with safety leadership in senior management and an extensive and required ongoing safety and training program. Our recent acquisition of PowerLine is intended to enhance our emphasis on safety training.

Risk Management and Insurance

We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive liability and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. We also maintain insurance for extraordinary health insurance claims. We are not required to, and do not, specifically set aside funds for our self-insurance programs. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. We maintain accruals based on known facts and historical trends. We generally renew our insurance policies on an annual basis, so the types, levels and scopes of coverage may change from time to time.

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2013, we had approximately $88 million in surety bonds outstanding, including outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $30.3 million at December 31, 2013. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Raw Materials and Component Parts

In our businesses we purchase generators, engines, alternators, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, copper, aluminum, metallic castings, LEDs, other LED lighting materials and components, wire, poles, transformers, inverters, solar panels, lighting, HVAC systems, boilers, plumbing systems, windows, insulation and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique designs, quality and performance requirements and favorable pricing arrangements.

While, in the opinion of management, the loss of any one supplier of materials would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in our business, including but not limited to generators, transformers and engines, have significant lead times before they are available, which may affect the timing of our project completions. These delays and lead times can be even longer for parts and materials that we obtain from international sources.

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

We do not believe that we are dependent upon any one copyright, trademark, service mark or other intellectual property right. Rather, we believe that, due to the rapid pace of technology and change within the energy industry, the following factors are more important to our ability to successfully compete in our markets:

•	the technological and creative skills of our personnel, including our entrepreneurial culture and engineering staff;

•	the development of new products, services and technologies;

•	frequent product, service and technology enhancements;

•	the return on investment that our products and services deliver to our customers, including our turn-key product and service approach and integrated solutions;

•	our customer relationships, name recognition and reputation in the marketplace;

•	customer and employee training and development; and

•	reliable products and service support.

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

Business Investments and Acquisitions

From time to time we have made certain business investments and acquisitions to enhance our capabilities and to provide new platforms for growth. Since forming our Distributed Generation business in 2000, we have made the following additional business investments and acquisitions:

•	In 2001, we acquired a process control and electric switchgear design and manufacturing firm, which provided the foundation for our NexGear switchgear solutions, an important strategic component of our Distributed Generation systems.

•	In 2005, we launched two new complementary businesses to serve our utility clients by providing regulatory consulting, energy system engineering and design, and energy conservation services. These engineering and consulting capabilities are operated under the brand names UtilityEngineering and PowerServices, and their formation constituted the beginning of our Utility Infrastructure product and service category.

•	In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers, primarily involving efficient lighting products. This business operates under the brand name EnergyLite and now operates under our Energy Efficiency product category.

•	Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances. This investment represented the next step in the evolution and development of our Utility Infrastructure products and services, and provided us the capability to do larger-scale power projects for utilities and their federal customers.

•	In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our distributed generation and switchgear equipment. This business has now been fully incorporated into our Distributed Generation business primarily as a source of manufacturing for many of the components of our distributed generation systems, including our PowerBlock generator technology.

•	In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing transmission and distribution systems. This business operates under the brand name UtilityServices, and its capabilities further enhance and complement our Utility Infrastructure products and services, strengthening the breadth of our overall offerings in this area.

•	In late 2007, we organized a new business to design and manufacture LED-based lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in grocery, drug and convenience stores. This business operates under the brand name EfficientLights, and its product offerings include EfficientLights lighting for retailers’ reach-in refrigerated cases, walk-in refrigerated storage coolers, canopy and shelf lighting for open refrigerated cases, and parking lot and security lighting.

•	In April 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a two-thirds controlling interest in an LED lighting development company named IES. This business broadened our Energy Efficiency solutions though the addition of turn-key product development, design and manufacturing of solid state LED-based lights, including power drivers, light engines and thermal management solutions. In May 2013, we acquired the remaining minority interest in IES. In December 2013, we sold the manufacturing equipment assets of IES as part of our streamlining of the Energy Efficiency product area.

•	In June 2012, we acquired PowerSecure Solar, a distributed solar energy business, adding a solar capability to our distributed generation system platform. This acquisition provided us the capability to provide stand-alone solar energy PV systems to utilities and their commercial and industrial customers, as well as utilizing solar energy in combination with our traditional distributed generation and microgrid systems.

•	In February 2013, we acquired the ESCO business of Lime. This acquisition strengthened our Energy Efficiency product and services offerings by expanding our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems.

•	In April 2013, we acquired Solais, an LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics. The acquisition of Solais strengthened and complemented our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais added to our capabilities in marketing LED lighting through distributor channels.

•	In May 2013, we acquired the business and certain assets of Powerline, which involves safety training in electrical utility work and enhances our utility infrastructure safety and training programs with additional resources and capabilities.

•	In October 2013, we acquired the assets and business of Encari, which provides cybersecurity consulting and compliance services to the utility industry. Encari helps utilities assess, improve and maintain their compliance with NERC CIP Reliability Standards.

While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to a material acquisition or disposition that has not been disclosed in this report.

Segment Information

Until 2011, we conducted our operations through two business segments:

•	In our core Utility and Energy Technologies segment, we serve utilities and commercial, institutional and industrial customers with products and services in the areas of Distributed Generation, Utility Infrastructure and Energy Efficiency. This is the only business segment in which we have ongoing operations.

•	In our non-core Oil and Gas Services segment, which ceased operations in 2011 and was formerly referred to as our Energy Services segment, we provided customers in the oil and natural gas production business with water processing, recycling and disposal services through our WaterSecure business, the assets and business of which were sold in June 2011. In this segment we also provided customers in the oil and natural gas production business with our measurement services and products through our Southern Flow subsidiary, which we sold effective January 1, 2011. As a result of these sales, our Oil and Gas Services segment ceased business activities in 2011.

Financial information related to our segment operations for the past three fiscal years is set forth in Note 15, “Segment and Related Information” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

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

Since August 28, 2013, our common stock has been listed and traded on the New York Stock Exchange under the symbol “POWR.”

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

Executive Officers of the Registrant

The names of our executive officers and their ages, positions with us and biographies as of March 1, 2014 are set forth below:

Name	Age	Positions
Sidney Hinton	51	President, Chief Executive Officer and Director

Christopher T. Hutter	47	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Gary J. Zuiderveen	54	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Assistant Secretary

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full-time employee. There are no family relationships between any of our executive officers or directors.

Sidney Hinton has served as our President and Chief Executive Officer since April 2007 and has served as a member of our Board of Directors since June 2007. Mr. Hinton has also served as the President and Chief Executive Officer of our principal subsidiary PowerSecure, Inc. since its incorporation in September 2000. In 2000, he was an Executive-in-Residence with Carousel Capital, a private equity firm. In 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, he was employed in several positions with Southern Company and Georgia Power Company.

Christopher T. Hutter has served as our Chief Financial Officer and Treasurer since December 2007, as our Executive Vice President since March 2010 (after having served as our Vice President since December 2007) and as our Secretary since September 2012. Mr. Hutter was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, he was employed as a senior staff tax consultant with Deloitte & Touche LLP, an international accounting firm.

Gary J. Zuiderveen has served as our Vice President of Financial Reporting, Controller and Principal Accounting Officer since December 2007. Mr. Zuiderveen also serves as our Assistant Secretary and Assistant Treasurer. He served as our Vice President and Chief Financial Officer from April 2007 through December 2007, as our Controller, Principal Accounting Officer and Secretary from April 2001 through April 2007, and as our Secretary from December 2007 until September 2012. He had previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, he was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in Deloitte’s national office accounting research department.

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

Risks Related to Our Business and Industry

The uncertain economic recovery, including continuing challenging business and market conditions, and inconsistent financial and capital markets, has the potential to materially and adversely affect our business and financial results in future periods.

The United States and world economies have been slow to recover from the deep economic recession and financial crisis that impacted the business community and the financial markets starting in the 2007-09 period. There is no certainty as to whether the economic recovery will continue, or if it does continue the pace of that recovery. Adverse economic conditions could negatively affect our customers and our markets, and thus negatively impact our business and results of operations by extending the length of our sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on them. As a result, if the recovery ends and economic conditions and factors worsen, it could limit our growth and expansion and otherwise materially and adversely affect our business, financial condition and results of operations.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the slow and uncertain economic recovery and the inconsistent capital and credit markets, the potential economic consequences if critical fiscal, deficit and budgetary deadlines are not met, and the potential for economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of PowerSecure Solar, ESCO and Solais;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while increasing our gross margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our profitability and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and to maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and new arrangements we are establishing to source these products and components from vendors in Asia;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure products and services;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings.

Because we have little or no control over many of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

Our revenues, net income and other operating results are heavily dependent upon the size and timing of customer orders and projects, and the timing of the completion of those projects. The timing of our receipt of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the mid- and long-term and because a high percentage of our operating expenses are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from quarter-to-quarter and can result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able, or it may not be prudent for us, to reduce our expenses rapidly in response to the revenue shortfall, which can result in us suffering significant operating losses or declines in profit margins in that quarter.

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and revenues need time to develop, and these start-up timing issues can result in losses in early periods in new businesses if even they later become financially successful. Another factor that could cause material fluctuations in our quarterly results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of LED lighting fixtures, which are recognized as the sales occur or as the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term.

Due to these factors and the other risks discussed in this report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations or our revenue backlog could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline significantly.

We may not be able to continue to grow and remain profitable or reach or exceed the levels of growth, revenues and profits that we target in the future.

While in recent years we have experienced a high rate of growth and our business has generally been profitable on an annual basis, in future periods we may not be able to continue our recent levels of growth in our revenues or to maintain or increase our profitability or to meet the levels of growth and the financial results we expect or target, due to one or more of the factors listed in this item or of the other factors discussed elsewhere in this report. Also, as a result of costs we incur in connection with the growth and expansion of our existing businesses, products and services and in connection with acquisitions and start-up time for new businesses, products and services, and also as a result of other expenses and capital expenditures we may incur from time to time in the short-term in operating our business or in our efforts to grow our business, we might not be able to maintain or grow our profitability. As a result, there is no assurance that we will continue to generate revenues and profits in future periods that exceed or are comparable to prior periods, or that we will be profitable in any particular future period. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses are higher than we anticipate, then our results of operations could be materially and adversely affected.

We may incur liabilities or suffer other significant adverse financial or reputational consequences, including the abrupt and immediate loss of revenues and income from the loss of business, relating to occupational health and safety matters and other accident and safety risks and hazards that are inherent to our operations.

Portions of our operations are subject to many hazards and risks inherent in the servicing and operation of electrical power lines, including electrocutions, fires, mechanical failures, weather-related incidents, cave-ins, heavy equipment operation and transportation accidents. For example, we face risks related to the manufacture, installation, sale, servicing and operation of electrical equipment such as our distributed generation system equipment and utility infrastructure construction, maintenance and service work, including electric shocks, falls and other physical hazards inherent in working with electrical equipment. These hazards and risks could result in personal injuries, loss of life, environmental damage, severe damage to or destruction of property and equipment and other consequential damages, some of which could occur for uninsurable or uninsured risks or could exceed our insurance coverage, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation, loss of business and, in extreme cases, criminal liability.

While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered accidents in the past and will likely suffer additional accidents in the future. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates. Our safety record is an important consideration for many of our customers. If our safety record does not meet the standards of our customers or deteriorates or if we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our existing projects and relationships or not award us future business. Therefore, the occurrence of a significant accident, or of another risk, event or hazard, which is not fully covered by insurance, could materially and adversely affect our business and financial results. Even if fully covered by insurance, one or more accidents or other safety risks or hazards could materially and adversely affect our business due to the impact on our reputation for safety and the potential loss of business, revenues and income from customers. For example, if our safety performance and safety record do not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities and from other utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to generate or raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.

Although we believe we have adequate liquidity and capital resources to fund our operations internally for the near-term, due in large part to the receipt of cash proceeds from a June 2013 term loan under our credit facility and from our August 2013 public offering of stock, as well as the availability of revolving loans under our credit facility, over time we may need to obtain additional capital to fund our capital obligations and to finance the continued growth and expansion of our business. For example, we may need substantial capital to finance the development and growth of our recurring revenue projects, which are capital intensive. In addition, each of our Distributed Generation, Energy Efficiency and Utility Infrastructure products and services have experienced high growth rates, which have required, and will likely continue to require, additional funds to finance working capital needs due to long payment cycles, as well as investments in operational equipment. Moreover, from time to time as part of our business plan, we evaluate potential acquisitions of businesses and technologies, such as the recent acquisitions discussed elsewhere in this report. Also, unanticipated events, and other events over which we have no control, could increase our expenses or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to optimize the availability, cost and terms of our debt facilities. We cannot provide any assurance that we will be able to maintain our current credit facility, raise additional capital or replace our current credit facility when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.

Our credit facility, which was amended and restated in June 2013, consists of a revolving credit line of $20 million and two term loans, a $25 million term loan maturing in 2020 and a $2.6 million term loan maturing in November 2016. The proceeds under our credit facility are available for our capital requirements subject to our meeting certain financial and operating covenants. The revolving portion of our credit facility matures in November 2016. As of December 31, 2013, we had no balance outstanding under the revolving portion of our credit facility and a $25.3 million balance under the term loans, and we were in full compliance with all our covenants.

Our ability to borrow under the revolving credit facility is subject to our ability to satisfy certain financial covenants, and our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance including but not limited to earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. If we are unable to fully satisfy the financial covenants of the credit facility, and any such failure is not waived by our lenders, then we will be in breach of the terms of our credit facility. Our obligations under the credit facility are secured by a first priority security interest in substantially all of the assets of our operating subsidiaries, which have guaranteed the credit facility. Any breach of the covenants in the credit facility could result in a default under the credit facility, and lead to an acceleration of the payment of all outstanding debt owed, which could materially and adversely affect our financial condition. In such case, we would seek an amendment, or a waiver of any breach of any term of our credit agreement, or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to any such amendment or waiver. In the event we obtain such an amendment or waiver under our credit agreement, we would likely incur additional fees and higher interest expense.

Moreover, we could be adversely affected by the failure of any of our lenders to fulfill their commitments under our credit facility, which risk would be primarily due to potentially difficult conditions in the financial markets and banking industry. Our credit facility is provided by a syndicate of financial institutions, with each institution agreeing severally, and not jointly, to make revolving credit loans to us in accordance with the terms of the credit agreement. If any of these financial institutions were to default on its obligation to fund its commitment, the portion of the credit facility provided by such defaulting financial institution would not be available to us.

We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the holding company level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on the structure and amount, raising capital could require the consent of our lenders. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of a debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

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

Because a portion of our business depends on our ability to provide surety or performance bonds, we may not be able to compete for or work on certain projects if we are not able to maintain sufficient bonding capacity.

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2013, we had approximately $88 million in surety bonds outstanding, including those surety bonds issued in connection with the contracts and projects acquired in the acquisition of the ESCO business in February 2013. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $30 million at December 31, 2013.

Sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. Current or future market conditions, including the current state of the construction industry, the bonding market and general lending activity, as well as ultimately our performance on contracts, could have a negative effect on surety providers. These market conditions, as well as changes in our surety providers’ assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our business, financial condition and results of operations. In addition, if we were required to make any reimbursements to our sureties for bond-related costs, we could experience a material adverse effect on our financial condition and results of operations.

Because we are dependent upon the utility industry for a large portion of our current and future revenues, reductions or deferrals of purchases of our products and services by utilities or their customers could materially and adversely affect our business.

One of the central aspects of our marketing approach involves partnering with utilities and selling our products and services to their large commercial, institutional, federal and industrial customers. We have generated a significant portion of our revenues using this approach. However, the purchasing patterns of these customers are cyclical and generally characterized by long budgeting, purchasing and regulatory processes. These customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost-benefit justifications and perform a regulatory review, in addition to applying budgetary approval processes and operational and financial justifications. In addition, utilities and their customers may defer purchases of our products and services if the utilities reduce capital expenditures as the result of difficult economic and financial market conditions, mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions or rising interest rates, among other factors. These unfavorable conditions could reduce the demand for our products and services and materially and adversely affect our business. In addition, changes in utility spending and the demand by utilities for our services can be immediate and abrupt, and a reduction in demand for our services by utilities could cause us to have equipment and personnel that are not being utilized, significantly affecting our revenue and profits.

Restrictions imposed on us by the terms of our credit facility limit how we conduct our business and our ability to raise additional capital.

The terms of our credit facility contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:

•	incur additional indebtedness;

•	allow our cash position to fall below certain limits;

•	create liens or other encumbrances;

•	issue or redeem our securities;

•	make dividend payments, stock repurchases and investments;

•	incur capital expenditures above certain limits;

•	incur leasing obligations above certain limits;

•	amend our charter documents;

•	sell or otherwise dispose of our or our subsidiaries’ stock or assets;

•	liquidate or dissolve;

•	make certain types of acquisitions above specified limits; and

•	reorganize, recapitalize or engage in a similar business transaction.

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

From time to time, a large portion of our revenues and operating results can be driven by significant purchases by a concentrated number of customers, and if we do not continue to receive additional significant purchase commitments in the future from those or other customers, our revenues and operating results could be adversely affected.

From time to time, we have a concentrated number of customers that account for a large portion of our consolidated revenues during a year, and because the majority of our revenues are project-based, we receive our revenues from these orders over a limited period of time. As a result, we are continually replacing revenue from current customers and projects with revenue from new customers and projects, while at the same time working to grow our revenues and our business. See “Item 1. Business—Customers” above. While we have been diversifying our products and services, our markets and our customer base in order to reduce our dependence on any one or small group of customers in the future, there is no assurance we will be successful in diversifying our business or obtaining additional significant purchase commitments from other customers to replace work that has been completed. If we are unable to obtain additional significant purchase orders in the future and to otherwise diversify and expand our customer base, our revenues and net income in future periods could be adversely affected.

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

A significant portion of our revenue backlog is comprised of master contracts, product contracts and orders that are subject to cancellation without penalty or are otherwise subject to delay, deferral or reduction from time to time. In addition, the determination of our backlog involves the use of estimates of the revenue that will be realized from certain customers we are serving under master contract relationships. Reductions in our backlog of sales could significantly reduce the revenue and profit we actually receive from orders included in our backlog. Because we often purchase inventory and equipment, and expend labor and other resources, on these orders, especially large orders, in advance of their delivery and completion, such delays or cancellations put us at risk of incurring expenses while the associated revenues may be deferred, reduced or even lost. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total amount of revenues reflected in our backlog. In addition, projects may remain in backlog for extended periods of time. All of these uncertainties are heightened in times of adverse economic conditions due to their impact on our customers’ spending. Consequently, we cannot assure you that our estimates of backlog are accurate or that we will be able to realize all of the revenues in our backlog. Accordingly, if a significant amount of orders are deferred, reduced or cancelled, then our financial condition and results of operations, including our revenues, gross margins, net income and cash flow, could be materially and adversely affected.

The quality and performance of our products are, in part, dependent on the quality of their component parts that we obtain from various suppliers as well as the specific design and purpose for which the parts are incorporated into our systems, which makes us susceptible to performance issues that arise from time to time that could materially and adversely affect our business, our financial results and our reputation.

From time to time, in the ordinary course of business, we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists, and that exposes us to performance risks which may not be covered by warranties, or may invalidate warranties or performance certifications. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where a track record of performance does not exist or is difficult to ascertain. For example, the quality and performance of our PowerBlocks, which is our proprietary generator system used in many of our distributed generation projects, is dependent upon the quality the engines we acquire from the manufacturer, and the quality and performance of our LED lighting products is dependent upon the quality of their component parts, many of which we acquire from other manufacturers and suppliers.

From time to time we encounter situations in which the responsibility for the performance issues is unclear or is difficult to ascertain. Because of our strong focus on customer satisfaction, we often accept and pay the cost of repairs in excess of our contractual obligations. Additionally, the outcome of any performance disputes or warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally. As a result, there is no assurance we will not be adversely affected by these or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

We have experienced performance issues with two types of component parts, in particular, which we have made progress in correcting or mitigating, but which continue to represent operational and financial risks to our business. One issue involves a component we incorporated into a distributed generation system configuration installed in many of the systems deployed for our customers, which has been deemed to invalidate the generator manufacturer’s warranty and may cause other customer issues and costs. Another issue involves generators from a certain supplier that have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress in mitigating their risk, but the risk is not eliminated.

Given that we continue to have risk related to these performance issues, and the inherent uncertainty in assessing and quantifying the costs and certainty regarding their resolution, we are unable to estimate the potential negative impacts from these two particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any specific adjustment to our warranty reserve for these particular performance issues, other than our regular reserves for minor repairs, as the estimated cost, if any, of fulfilling our obligations for these matters within a possible range of outcomes is not determinable as of this date.

Because our future success depends, in part, upon the success of our recurring revenue project business model, if we do not receive substantially all of the benefits anticipated by those projects or if one or more of the risks associated with those projects materializes, then our financial condition and results of operations could be materially and adversely affected.

A growing amount of our revenues, cash flow and net income is generated by our recurring revenue projects, in which we install and own distributed generation systems and utility infrastructure and realize recurring revenues derived from regular fees paid by the customer to utilize these assets over a long-term contract, typically five to fifteen years. The revenues from these business arrangements include fixed fee contracts, variable fee contracts, and fees which are dependent on the energy cost reductions realized by our customers. While to date recurring revenue projects have constituted only a modest portion of our revenue base, they are growing, and we expect and intend that they will represent a more significant portion of our revenues in the future. The success of these recurring revenue projects is dependent upon our ability to realize the revenues over the life of the contracts and on our ability to manage the costs of those projects. Accordingly, if we do not realize most of the revenues of these recurring revenue projects, or if the costs to operate or maintain these systems increase significantly, including the cost of fuel, or if one or more material risks related to these projects discussed below materializes, our business and operating results could be materially and adversely affected.

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

Moreover, these recurring revenue projects have certain risks associated with them, in addition to the risks associated with our traditional turn-key distributed generation sales, due to our continued ownership of the underlying equipment and the nature of the relationship we have with the customers under these projects. These risks of engaging in a recurring revenue project include the following:

•	disputes arising with the customer about the project that ultimately results in either the customer requiring us, or in us determining, to remove the equipment from the customer’s site, which could result in a significant loss in revenues and cash flow until the equipment can be re-deployed in a new project or, if the equipment is not re-usable, a significant write-down of our assets;

•	the financial and operational health of the customer and the risk that the customer’s electrical load is reduced, or the facility is abandoned or moved, which would reduce or eliminate the revenues expected from the arrangement and result in a portion of the cost of our system being unrecoverable;

•	our inability to receive the intended benefits from the project due to changes associated with the distributed generation model, such as due to changes in tariff structures or customer requirements;

•	our inability to receive recurring revenues from the project due to customer issues, such as deterioration in the customer’s ability to pay our ongoing fees or a dispute with the customer delaying, deferring or reducing the project fees payable to us, or the closure of the customer’s facility;

•	the failure of the equipment to properly function and to perform and deliver the intended benefits, which could result in claims by the customer for damages to its equipment, lost revenues and profits or safety issues and in attempts by the customer to cancel the contract related to the project or to refuse or to delay making payments in amounts we believe are due to us under those contracts;

•	new regulations, or changes in the interpretation of existing regulations, such as those pertaining to air emissions or those relating to the requirements and conditions for the ownership of power generation systems, that could render the project no longer economically viable, or technically obsolete, or legally impractical;

•	the costs of operating and maintaining the systems increase significantly, including fuel costs, and maintenance expenses, as well as the run time required to earn the revenues;

•	damages, payment delays and other issues due to issues with the performance of component parts;

•	injuries to persons caused by problems or failures of equipment owned by us; and

•	environmental matters, such as fuel spills, requiring costly and time-consuming remediation efforts and potentially subjecting us to fines and penalties related to environmental requirements and regulations.

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

Our ability to continue our recent rate of growth and profitability is dependent, in part, upon on our ability to maintain and accelerate the growth in our Utility Infrastructure revenues.

Our growth rate in recent years has been fueled, in part, by the growth of our Utility Infrastructure revenues, especially revenues from transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. As a key part of our corporate growth strategy, our future growth will depend on our ability to continue to expand the scope of our utility relationships, customers and geographic service areas that we serve. This business is highly competitive and cyclical, and the storm restoration services are highly volatile and unpredictable. We have a significant amount of fixed costs associated with these operations, including personnel, vehicles, and equipment, and a loss of revenue from these services would significantly impact our profitability. In addition, in order to grow our profitability, we will need to provide services with enhanced margins and to manage our costs and expenses, such as fuel costs which are volatile and subject to unanticipated and uncontrollable increases that adversely affect our profitability. If our revenues fail to continue to grow, or if the margins associated with those revenues decline, then our business and financial results could be materially and adversely affected.

Our ability to continue our recent rate of growth and profitability is dependent, in part, upon on our ability to capture a sufficient share of the anticipated growth in the LED lighting markets.

Our future growth depends, in part, upon the increased adoption and growth of the market for LED lighting products, and our ability to capture a growing profitable share of this market, as well as our ability to successfully manage our potential growth of customer demand for our LED-based products. Although the LED lighting market has grown rapidly in recent years, adoption of LED lighting is still relatively new and limited, and LED lighting faces significant challenges before it is adopted on a widespread basis. In order to manage our growth and business strategy effectively, we must:

•	develop and market LED-based lighting products that are responsive to customer needs and that compete successfully in the marketplace;

•	secure adequate manufacturing facilities and equipment to meet anticipated customer demand, including successfully sourcing from cost-effective manufacturers, many of whom are located in Asia and other countries;

•	maintain a sufficient supply of raw materials to support our anticipated growth; and

•	invest in research and development, engineering, sales and marketing, technical support, distribution capabilities and administrative functions and successfully manage product lifecycles.

In addition, our future profitability in this area is dependent upon our ability to manage our costs and expenses, and we have taken recent actions in this business area to restructure and streamline our operations and reduce our cost structure, including our cost of sales and overheads and enhance our manufacturing efficiencies, in large part as a result of our recent acquisition of Solais and its management. However, while we are focused on restructuring our costs and expenses in the near-term, over the long-term we expect to make investments to support our growth, and we may also have additional unexpected costs given the dynamic nature of the market. Additionally, such investments may take time to become fully operational and productive, and we also may not be able to expand quickly enough to serve market opportunities as they develop. There are also inherent execution risks in addressing our costs, especially as we move production to Asian manufacturers, which could increase costs and reduce our operating results, including design and cost overruns, poor production process yields and reduced quality control during the start-up phase. We expect to incur some or all of these costs during the start-up phase of our manufacturing transition, and our plan is to normalize these as we move into full production. If we fail to transition our manufacturing to lower cost sources in a cost-effective manner, then our business and financial results could be materially and adversely affected. In addition, if we fail to capture, on a profitable basis, a growing portion of the anticipated expanding LED-based lighting market, and then to manage such growth in our business, then our business and financial results could be materially and adversely affected.

The adoption of, or changes in, government or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government or industry policies, standards or regulations that encourage or discourage the use of certain other lighting technologies, could impact the demand for our LED products.

The adoption of, or changes in, government or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our products. For example, certain government policies may favor certain LED lighting technologies, or other lighting technologies, which may or may not be consistent with our core technologies and strengths. Demand for our LED lighting products may also be impacted by changes in government or industry policies, standards or regulations that encourage or discourage the use of other lighting technologies. For example, the Energy Independence and Security Act of 2007 bans the sale of various incandescent lights in the United States over a phase-in period that commenced on January 1, 2012. Some of these constraints and bans may be eliminated or delayed by legislative or regulatory action, which could have a negative impact on demand for our LED lighting.

With the addition of solar energy systems as a product line in our distributed generation area, we face a variety of risks and uncertainties related to solar technologies and the industry generally, as well as to our solar business specifically, that could adversely affect our operating results if they materialize.

In June 2012, we acquired our distributed solar energy business, PowerSecure Solar, which is integrated into our Distributed Generation product platform. Accordingly, we have limited experience in the solar power business on which to base our prospects and anticipated results of operations. In this new solar energy business, we face a number of risks including the following:

•	While the demand for solar installations is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain it as a profitable product line. The factors influencing the widespread adoption of solar power technology include cost-effectiveness, performance, and reliability; the availability of government subsidies and incentives; the desire of utilities and commercial, industrial, and institutional customers to invest in alternative “green” energy technology; fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources; and the willingness and ability of customers to make significant capital expenditures to purchase the products.

•	The reduction, elimination or expiration of government tax and economic incentives could adversely affect our ability to achieve sales and market share in the solar business, because we believe that the near-term growth of the solar market depends in large part on the availability and size of government tax and economic incentives. To encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Additionally, many state governments have adopted, or endorse, or encourage utilities to achieve certain renewable portfolio standards and goals which have driven the adoption of solar and other alternative energy technologies. The reduction, elimination, or expiration of these standards could negatively impact demand for solar technology generally and our solar energy product line specifically.

•	The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of construction of solar projects. We often act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

•	Many of our customers require long-term performance guarantees by us that guarantee certain levels of energy output from the systems we install. Due to general risks inherent in the performance of solar systems, including unexpected performance problems, uncertain technology or other events that could cause us to fail to meet these performance criteria, we could face significant revenue and earnings losses and financial penalties.

•	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power technology, which may significantly reduce demand for our solar energy systems. These regulations and policies are being modified and may continue to be modified. Our costs could be adversely affected and customer purchases of solar power technology could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar energy systems or adversely affect our ability to conduct those operations profitably in the future.

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

If we were to lose the services of one or more of our executive officers, we might not be able to execute our business strategy successfully and our business and financial results could be materially and adversely affected.

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

Our ESCO business could be adversely affected if Lime Energy Co., which sold us this business in 2013, is unable to continue as a going concern.

In 2012, Lime Energy Co. announced that its financial statements since 2008 could no longer be relied upon, and subsequently announced that the misreporting would require restatement of its financial statements for the affected periods. In connection with Lime’s annual report on Form 10-K for the period ended December 31, 2012, filed on July 31, 2013, Lime’s auditor indicated that there was substantial doubt about Lime’s ability to continue as a going concern.

In the event that Lime becomes the subject of a bankruptcy filing or any other insolvency action, we may face a number of risks related to our acquisition of the assets relating to the ESCO business from Lime. For example, a court may find that the subcontracting agreement or any of the assumed contracts under which we serve as subcontractor to Lime, which we refer to as the ESCO contracts, are executory contracts, in which case there is a risk that Lime may have the right to reject the ESCO contracts. Alternatively, under other insolvency laws, a court may find that the sale of the ESCO business should be set aside on fraudulent conveyance principles. If any such event occurs, we may be required to seek recovery from Lime as to our purchase price for the ESCO contracts as an unsecured creditor in the bankruptcy. Further, there is a risk that a trustee in a bankruptcy filing may seek to renegotiate the ESCO business purchase price with us. While we will vigorously defend against these matters if they occur, we cannot provide any assurance that we will be successful in such defense, and our failure to successfully defend against such a proceeding could materially and adversely affect our business and financial results.

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

The prices of some of the key components of our products and systems are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products and systems or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, a significant portion of our revenues in recent years have been generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as engines, generators, emissions systems, fuel systems, diesel fuel, copper, aluminum and labor, would increase our operating costs and, accordingly, reduce our margins in those projects. Similarly, we use key components in our Energy Efficiency and Utility Infrastructure products and services that are subject to price fluctuations. Although we intend to adjust the pricing on future projects based upon long-term changes in the prices of our components, we generally cannot pass on short-term price increases on fixed priced projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, longer-term shortages due to market forces beyond our control or exchange rate fluctuations. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.

We depend on sole source and limited source suppliers for some of the key components and materials in our products and systems, which dependence makes us susceptible to supply shortages or price increases that could materially and adversely affect our business.

We depend upon sole source and limited source suppliers for some of the key components and materials that we use in our products and systems. If we experience delays in receiving these components or parts, we will not be able to deliver our products and systems to our customers on a timely basis, which could defer revenues and income recognition, cause the cancellation or reduction of some projects and contracts or cause us to incur financial penalties. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, we are dependent upon obtaining a timely and cost-effective supply of generators and engines for our generator systems for our distributed generation solutions, but from time to time these generators and engines may be in short supply, affecting the timing of our performance and cost of the generators. Also, we are dependent upon obtaining certain component parts for our LED lighting products, and the failure to obtain these on a timely and cost-effective business could affect our gross margins and our customer satisfaction. From time to time we may experience delays in production because the supply of one or more critical components is interrupted or reduced, or because of malfunctions or failures of key components, or we may experience significant increases in the cost of such components. If any of those events occurs and we have failed to identify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.

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

Our business is subject to the risk of changes in environmental requirements or their interpretations, which could materially and adversely affect our business as well as our financial condition and results of operations.

We primarily utilize diesel powered generators in our systems. Our newer generator systems are made to utilize a blend of natural gas and diesel, and can also be modified to utilize biodiesel, diesel continues to be the primary fuel utilized across our fleet of systems. If regulatory requirements or their interpretation unfavorably impact the utilization of diesel for generation, or require the diesel to have certain properties that impact the operation of our distributed generation systems or their cost, then our business could be materially and adversely affected. While, in such case, we would utilize our best efforts to find alternative power sources, or modify the units to qualify under the requirements, there is no assurance those alternatives would be economically acceptable. Thus, unfavorable changes to such regulatory environmental requirements could materially and adversely affect our business as well as our financial condition and results of operations.

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

Because many of our businesses and our product and services offerings have limited histories and their business strategies are evolving, their markets may be limited and concentrated, and limited information is available to evaluate their future prospects.

Our business strategy includes the development and expansion of new businesses and product lines from time to time. Examples of recent new product offerings and those in development include, but are not limited to, our solar products, our LED lighting products, our micro-grid products and our PowerBlock generator technologies. Our plans and strategies with respect to these new businesses and product offerings are often based on limited histories and market information and are continually being modified as we seek to maximize their potential. In addition, our new businesses generally have a limited number of customers, and our future success depends in large part upon our ability to expand our customer base and to enhance and develop our products and services in these new businesses so that they will generate significant revenues, profits and cash flow.

As a company developing new businesses in the rapidly evolving energy and technology markets, we face numerous risks and uncertainties that are described in this item as well as other parts of this report. Some of these risks relate to our ability to:

•	anticipate, adapt and influence the changing regulatory climate for energy and technology products, services and technology;

•	provide new products and services at price points that deliver economic benefits to our customers and to us;

•	expand our customer base in our new businesses;

•	anticipate and adapt to the changing energy markets and customer preferences;

•	attract, retain and motivate qualified personnel and leaders for these new businesses;

•	respond to actions taken by our competitors;

•	integrate acquired businesses, technologies, products and services;

•	generate revenues, gross margins, cash flow and profits from sales of new products and services; and

•	implement effective sales and marketing strategies to increase the demand for our new businesses, products and services.

Our business and financial results in the future will depend heavily on the market acceptance and profitability of our new businesses and these new product and service offerings. If we are unsuccessful in addressing these risks or in executing our business strategies, or if our business model fails or is invalid, then our business could be materially and adversely affected.

Changes in our product mix affect our margins, which can materially and adversely affect our operating results.

The margins on our revenues from some of our product and service offerings are higher than the margins on other product and service offerings. For example, our Distributed Generation products and services generally yield gross profit margins in the 20-45% range, with our solar Distributed Generation revenues having gross margins that are generally at the lower end of this range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products and services generally yield gross margins in the 15-40% range, with our ESCO revenues having gross margins that are generally at the lower end of this range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines can adversely affect our consolidated gross profit margin results. Additionally, our margins fluctuate from project to project, depending on the project’s scope, technical specifications and materials and labor costs, among other factors. Our margins can also fluctuate based upon competition, alternative products and services, operating costs, tariff systems and contractual factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease, and, accordingly, we will record lower profits and receive less cash flow on the same amount of revenues.

We are subject to lawsuits, claims and other proceedings from time to time, and in the future we could become subject to new proceedings, and if any of those proceedings become material and are successfully prosecuted against us, our business, financial condition and results of operations could be materially and adversely affected.

From time to time, we are involved in a variety of claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, non-competition agreements, taxes, breach of contract, accidents, injuries, property damage and other matters. For example, from time to time, we are involved in disputes relating to the scope of our services, or services that we receive from our vendors, and charges or fees relating to those services. These disputes have historically been limited in number and dollar amount and, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, our historical experience is not necessarily indicative of the number or dollar amount of future disputes or claims, and the ultimate outcome of these types of matters cannot be accurately predicted due to the inherent uncertainty of litigation. We have vigorously defended all claims against us in the past, and intend to continue to do so in the future. However, even if we are successful on the merits, any pending or future lawsuits, claims or other legal proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such disputes, claims or proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

We provide product warranties, which could adversely affect our operating results.

We generally provide a standard one year warranty for our distributed generation, switchgear and utility infrastructure equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our warranty reserves periodically by reviewing our warranty repair experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components sourced from our suppliers and instituting methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. Our warranty reserves may be inadequate due to undetected product defects, unanticipated component failures, or changes in estimates for material, labor and other costs we may incur to replace projected product failures. As a result, if actual product failure rates, parts and equipment costs or service labor costs exceed our estimates, our operating results could be adversely impacted.

In addition, we provide longer warranties for our PowerSecure Solar products and services. Since the solar energy systems we purchase and sell, and their associated components, including solar panels, cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense and product liability claims that our vendors do not cover. Additionally, the solar panel manufacturing industry has experienced significant financial upheaval and inconsistent results in recent years, driven largely by decreasing panel prices, and this has weakened the financial health of many of the panel manufacturers which can affect their ability to honor their warranty obligations. The current standard product warranty for the solar energy systems we sell includes a warranty period of generally one to five years for defects in material and workmanship, a warranty period that can extend to ten years for panel and inverter workmanship, and a warranty period which can extend 20 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. Due to the long warranty period and even though we pass through manufacturers’ warranties from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results.

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

The markets for our products, services and technology are intensely competitive and subject to rapidly changing technology, new competing products and services, frequent performance improvements and evolving industry standards. The markets for energy solutions are fragmented. We compete against both other third party providers of similar products and services, as well as our utility partners and customers sourcing those products and services on an in-house basis. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, which could significantly reduce our future revenues and operating results.

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

In recent years, we have experienced substantial growth in our business and revenues due to both organic growth and acquisitions. As a result, the scope of our operations have expanded into new lines of business and new geographic areas, and the number of our employees has increased significantly to support that growth, and we expect that growth and expansion to continue. This growth could place a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ requirements and our ability to execute our business plan. Accordingly, we must plan and manage our resources effectively in order to continue to offer quality and successful products and services, to carry out our business plan and to achieve profitability in the midst of such growth. If we are not able to effectively manage our long-term growth in the future, our business and operations could be materially and adversely affected.

Our business may be subject to additional obligations to collect and remit sales, use or other taxes, and any successful action by state, foreign or other authorities to collect additional sales, use or other taxes could adversely harm our business.

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

Our results of operations could be adversely affected if our goodwill or other intangible assets become impaired.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. In accordance with GAAP, we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged.

GAAP provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Absent any impairment indicators, we perform our impairment tests annually as of October 1. We review our intangible assets with finite lives for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $38.9 million at December 31, 2013. A material decline in our market capitalization or change in discount rates or industry growth rates could result in an impairment of our goodwill. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could adversely impact our results of operations.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We may pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

In addition to organic growth, we have grown and expect to continue to grow by acquiring complimentary products, services, technologies and businesses and entering into other strategic transactions that have enabled us to increase our product and service offerings, enhance our technology and capabilities, expand our markets and add experienced management. For example, in 2012 we acquired PowerSecure Solar, and in 2013 we acquired Solais, Encari, PowerLine and our ESCO business.

As part of our growth strategy, we expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products, services. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any future acquisition involves risks commonly encountered in business relationships, including:

•	the difficulties in assimilating and integrating the operations, personnel, systems, technologies, finance and accounting functions, and products and services of the acquired business;

•	the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	we may not be able to achieve the expected synergies from an acquisition, or it may take longer than expected to achieve those synergies;

•	unexpected costs and unknown risks and liabilities associated with the acquisition;

•	the difficulties and inefficiencies in managing and operating businesses in multiple locations or businesses in which we have limited or no direct experience;

•	the difficulties in retaining, training, motivating and integrating key personnel;

•	the diversion of management’s time and resources away from our daily operations;

•	the difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

•	the difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	the difficulties in maintaining and enhancing relationships with customers and suppliers of the acquired business;

•	the risks of entering markets in which we have no or limited direct prior experience;

•	the difficulties in integrating accounting and financial reporting systems;

•	potential disruptions to our ongoing businesses;

•	the potential need for restructuring operations or reductions in workforce, which may result in substantial charges to our operations; and

•	difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal controls over financial reporting, appropriate for a larger public company at companies that, prior to their acquisition, lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal controls over financial reporting.

We cannot assure you that we will make any additional acquisitions or that this or any future acquisitions will be successful, will assist us in the accomplishment of our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in us receiving the intended benefits of the acquisition. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

Our success and ability to compete depends, in substantial part, upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products, services and technology from those of our competitors. The unauthorized use of our intellectual property rights and proprietary technology by others could materially harm our business. We rely primarily on a combination of copyright, trademark and trade secret laws, along with non-competition and confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. Although we hold several patents, trademarks, and unregistered copyrights in our business, and we have applied for an additional patent and the registration of a number of new trademarks and service marks and intend to continue to introduce new trademarks and service marks, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademark registrations. In addition, much of our proprietary information and technology may not be patentable. Also, we may not be successful in obtaining any future patents or in registering new marks.

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

We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies’ proprietary rights in the future. However, litigation could result in significant costs and in the diversion of management and financial resources. We cannot assure you that any such litigation will be successful or that we will prevail over counterclaims against us. Our failure to protect any of our important intellectual property rights or any litigation that we resort to in order to enforce those rights could materially and adversely affect our business.

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

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported revenue and profits.

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

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that require us to adjust our estimated revenues or costs for a series of similar projects, the effect on current period earnings would more likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. Such cancellation provisions generally require the customer to pay or reimburse us for costs we incurred on the project, but may result in an adjustment to profit already recognized in a prior period.

Our operating results can be negatively affected by weather conditions.

We perform a substantial amount of our services in the outdoors. As a result, adverse weather conditions, such as rainfall, snow or storms, may affect our productivity in performing, or may delay our performance of, those services. The effect of weather delays in projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. While difficult weather conditions can provide opportunities for us to serve utilities with storm restoration activities, a reduction in our productivity or delays in our performance of our services may adversely affect our business and financial results.

We face exposure to significantly higher tax liabilities in the future as a result of our recent utilization of existing net operating loss carryforwards, which could adversely affect our cash flows and net income.

In recent years, we have exhausted a significant portion of our available net operating loss carryforwards, or NOLs, as a result of taxable income for U.S. federal income tax purposes. As of December 31, 2013, our available federal NOLs were approximately $20 million expiring over the next 16 years. When our aggregate net income, for federal income tax purposes, exceeds the amount of our available NOLs, we incur a current liability for federal income taxes, which adversely affects our net income, cash flow and available cash resources compared to previous periods.

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

The income tax expense or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of many factors, including changes in the valuation allowance for our net deferred tax asset associated with our NOLs. As a result of the gain from the sales of our non-core businesses in 2011 and the expectation of taxable income in the future, we eliminated our valuation allowance for our net deferred tax asset associated with our remaining NOLs. Our overall effective tax rate in 2011 was reduced by the favorable effects of the elimination of our valuation allowance. In the future, however, we expect our effective tax rate will approximate statutory rates, which will adversely affect our net income.

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

Changes in statutory tax rates or in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in government administrations at the federal and state levels;

•	changes in tax laws or interpretation of such tax laws, changes in statutory tax rates, and changes in generally accepted accounting principles related to accounting for income taxes;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairment of goodwill in connection with acquisitions;

•	changes in available tax credits; and

•	the recognition and measurement of uncertain tax positions.

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

We own real property, including the land and building constituting our principal executive offices as well as one of our production locations, and could acquire additional property in future business acquisitions. The ownership of real property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination;

•	adverse changes in the value of the property, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and

•	possible disputes with neighboring owners or others.

Our current and anticipated future international activities subject us to many legal, business, political and economic risks and uncertainties that could adversely affect our operating results if they materialize.

We acquire certain inventory, primarily for our LED lighting products and our Distributed Generation products, and we expect to market and sell some of our products and services, in international markets. While virtually none of our sales have been into international markets in recent years, one component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. Moreover, we acquire a significant amount of our parts for our LED lights from Asian nations. We have very limited experience in international operations, including developing localized versions of our products and services and developing relationships with international service providers. We cannot provide any assurance that we will be successful in developing international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected. In addition, international operations entail a variety of other risks, including:

•	unexpected changes in legislative, regulatory or market requirements of foreign countries;

•	poor quality or protracted production or shipping cycles;

•	currency exchange fluctuations;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	significant taxes or other burdens of complying with a variety of foreign laws; and

•	geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations.

One or more of these factors could adversely affect any international operations and result in lower revenue or higher expenses than we expect and could significantly affect our results of operations and financial condition.

New regulations related to conflict-free minerals may force us to incur additional expenses or adversely affect our sourcing of supplies.

In August 2012, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted new rules requiring disclosure of the use of certain minerals, referred to as conflict minerals, which originate in the Democratic Republic of Congo or adjoining countries. The final rules impose diligence and disclosure obligations with respect to these conflict minerals, which are defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. These new requirements required us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosure requirements beginning in June 2014. Our supply chain is complex and we may incur significant costs to determine the source and custody of any conflict minerals in order to comply with these disclosure requirements, including costs associated with canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, technology or equipment, or if we are unable to certify that our products are “conflict-free.” Compliance with these regulatory requirements may also affect the sourcing, price and availability of some minerals necessary to the manufacture of our products.

We may be subject to impacts related to legislative, regulatory and economic responses to climate change, with which compliance could be difficult and costly.

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

In addition, the potential economic effects of climate change, such as an increase in energy prices, and the potential effect of future legislation aimed at reducing the impact of climate change and lowering emissions could increase the pace of development of alternative energy sources and supplies and the voluntary reduction in energy use, each of which could reduce the need for distributed generation and utility infrastructure services, which would adversely affect our business and operating results.

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

We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the near future. We currently intend to retain any future earnings to fund the development, operation and growth of our business, the servicing and repayment of any indebtedness, the repurchase of our shares and other business purposes. Future cash dividends, if any, will be determined by our Board of Directors, in its discretion, based upon our earnings, financial condition, cash flow, capital resources, capital requirements, charter restrictions, contractual restrictions including those under our credit facility, and such other factors as our Board of Directors deems relevant.

The market for our common stock is volatile and subject to extreme trading price and volume fluctuations.

Our common stock has been listed and traded on the New York Stock Exchange since August 28, 2013. Prior to that date, our common stock was listed and traded on The NASDAQ Global Select Market. The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2013, the closing sale price of our common stock has fluctuated from a low of $7.83, during the first quarter of 2013, to a high of $24.10, during the first quarter of 2014, as reported on the New York Stock Exchange and The NASDAQ Global Select Market, as applicable. The stock market in general, and the market for small cap companies and energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:

•	the effects of economic and market conditions on our business and revenues, especially the effects of the recent challenging financial and economic conditions, including the timing and strength of an economic recovery and its effects on our markets, and the volatility and disruption of the capital and the credit markets on the demand for our products, services and technologies;

•	actual or anticipated fluctuations in our results of operations or those of our competitors, or in other companies that investors consider comparisons to ours;

•	announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders, including replacing, sustaining and growing revenues from new customers;

•	the introduction of new products and services by us or by our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors about the success or status of business;

•	our ability to develop new relationships and to maintain and enhance existing relationships with customers and strategic partners;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	potential favorable or unfavorable regulatory and legislative impacts, including provisions and spending which may or may not be included in federal economic stimulus legislation;

•	changes in any revenue or earnings guidance or future goals or targets we may from time to time provide, and changes in the amount or timing of our new business announcements and of our revenue backlog;

•	our financing and capital raising activities;

•	recommendations by securities analysts and their revenue and earnings estimates, including changes thereto;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of smaller issuers like us;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	purchases or sales of our common stock by our directors, executive officers and significant stockholders;

•	any litigation or regulatory enforcement actions;

•	general economic, business and market conditions and fluctuations in equity markets; and

•	other external factor or other disasters or crisis.

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

From time to time in the future we may raise additional capital by issuing shares of our common stock or securities convertible into shares of our common stock, which would increase the number of shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed two shelf registration statements in 2013 which are effective and allow us to issue up to $70 million in any combination of common stock, preferred stock, warrants and units in offerings for cash, less the amount we raised in our 2013 public offering, and in connection with acquisitions to issue up to 2.5 million shares of common stock, less shares we have issued under that shelf registration statement in acquisitions. Shares issued under either shelf registration statement would be freely tradable upon issuance. In addition, from time to time we may issue shares of our common stock or securities convertible into common stock pursuant to exemptions under the Securities Act registration requirements that we register for resale. The issuance, and the resale or potential resale, of shares of our common stock or securities convertible into or exchangeable for shares of our common stock in connection with acquisitions, offerings or otherwise could adversely affect the market price of our common stock, and could be dilutive to our stockholders depending on the use of proceeds, the performance of the acquired business and other factors.

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

In addition, we lease 27 facilities located in North Carolina, South Carolina, Georgia, Florida, Oklahoma, Connecticut, Pennsylvania and Maryland. The facilities, which consist of approximately 135,000 square feet in the aggregate, are used primarily as offices but also for operations. The leases on these facilities have an aggregate monthly rental obligation of approximately $147,000 and expire at various dates through 2020.

We believe our facilities are suitable and adequate to meet our current needs, although our anticipated growth may require us to obtain additional space in the future. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract, professional liability and other matters. The information set forth in Note 12, “Commitments and Contingencies” of the notes to our consolidated financial statements included elsewhere in this report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and traded on the New York Stock Exchange under the symbol “POWR” since August 28, 2013. Prior thereto, our common stock was listed and traded on The NASDAQ Global Select Market under the symbol “POWR.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange or the NASDAQ Global Select Market, as applicable, for the periods indicated.

Fiscal Year 2013 Quarters Ended:	High	Low
March 31	$12.74	$7.83
June 30	16.15	11.39
September 30	18.83	13.64
December 31	20.57	15.34

Fiscal Year 2012 Quarters Ended:	High	Low
March 31	$6.97	$5.02
June 30	6.14	4.00
September 30	6.22	4.24
December 31	8.15	5.81

On February 28, 2014, the last sale price of our common stock as reported on the New York Stock Exchange was $22.73.

Holders

As of February 28, 2014, there were 211 holders of record of our common stock. Such number of record holders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms and other institutions on their behalf.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the near future. We currently intend to retain any future earnings to fund the development, operation and growth of our business, the servicing and repayment of any indebtedness, the repurchase of our shares and other business purposes. Future cash dividends, if any, will be determined by our Board of Directors, in its discretion, based upon our earnings, financial condition, cash flow, capital resources, capital requirements, charter restrictions, contractual restrictions including those under our credit facility, and such other factors as our Board of Directors deems relevant.

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

During the three months ended December 31, 2013, we did not repurchase any shares of our common stock under our stock repurchase program. As of December 31, 2013, we were authorized to purchase a maximum of $5.1 million of shares of our common stock under our stock repurchase program.

Item 6.	Selected Financial Data

The selected consolidated financial data in the following tables have been derived from our audited consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements and the related notes thereto included beginning on page F-1 of this report. The consolidated statements of income data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, have been derived from our audited consolidated financial statements and the related notes thereto not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected from our future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Consolidated Statements of	Year Ended December 31,
Income Data:	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$270,234	$162,039	$130,015	$96,209	$85,426
Cost of sales (excluding depreciation and amortization)	198,651	110,953	89,321	60,605	54,136

Gross profit	71,583	51,086	40,694	35,604	31,290

Operating expenses:
General and administrative	47,071	36,201	33,652	28,262	23,586
Selling, marketing and service	7,381	5,560	4,651	5,104	3,927
Depreciation and amortization	7,287	4,780	3,423	2,641	2,092
Restructuring charges	1,205	2,675	—	—	—

Total operating expenses	62,944	49,216	41,726	36,007	29,605

Operating income (loss)	8,639	1,870	(1,032)	(403)	1,685
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	21,873	—	—
Equity income	—	—	1,559	3,182	2,167
Management fees	—	—	282	583	447
Interest income and other income	81	88	98	99	161
Interest expense	(817)	(449)	(575)	(619)	(607)

Income before income taxes	7,903	2,948	22,205	2,842	3,853
Income tax expense	3,672	850	3,134	1,130	615

Income from continuing operations	4,231	2,098	19,071	1,712	3,238
Income from discontinued operations (1)	—	78	4,133	1,597	1,067

Net income	4,231	2,176	23,204	3,309	4,305
Net (income) loss attributable to noncontrolling interest	181	902	846	153	(1,512)

Net income attributable to PowerSecure International, Inc.	$4,412	$3,078	$24,050	$3,462	$2,793

(1)	During fiscal 2011, our Board of Directors approved a plan to exit our PowerPackages business and the majority of its assets and liabilities were liquidated and its operations ceased in 2011. During fiscal 2010, our Board of Directors approved a plan to sell our Southern Flow business and all of its assets and operations were sold effective January 1, 2011. The operations of PowerPackages and Southern Flow have been classified as discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2013 have been reclassified to conform to fiscal 2013 presentation. Such reclassifications had no impact on our net income or stockholders’ equity.

Consolidated Statement of	Year Ended December 31,
Operations Data (continued):	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Per Share Data:
Basic earnings per share:
Income from continuing operations	$0.22	$0.16	$1.05	$0.10	$0.10
Income from discontinued operations	.00	.00	0.22	0.09	0.06

Net income	$0.22	$0.16	$1.27	$0.19	$0.16

Diluted earnings per share:
Income from continuing operations	$0.22	$0.16	$1.04	$0.10	$0.10
Income from discontinued operations	.00	.00	0.22	0.09	0.06

Net income	$0.22	$0.16	$1.26	$0.19	$0.16

Weighted average common shares outstanding:
Basic	19,837	18,681	18,877	18,133	17,177

Diluted	20,160	18,818	19,139	18,603	17,343

Consolidated Balance	As of December 31,
Sheet Data:	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents	$50,915	$19,122	$24,606	$8,202	$20,169
Working capital	105,750	59,242	69,381	54,514	47,221
Total assets	256,385	159,147	142,575	120,529	111,477
Long-term capital lease obligations	986	1,921	2,807	3,647	4,445
Revolving line of credit and long-term debt	21,563	2,080	—	5,000	—
Total stockholders’ equity	159,587	110,999	112,462	87,244	79,239

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011, and of our consolidated financial condition as of December 31, 2013 and 2012, should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Our business operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the following areas: Raleigh and Greensboro, North Carolina; Atlanta, Georgia; Bethlehem, Pennsylvania; and Stamford, Connecticut. The locations of our sales organization and field employees are generally in close proximity to the utilities and the commercial, industrial and institutional customers they serve. We conduct our business through our wholly-owned subsidiary, PowerSecure, Inc.

We conduct all of our on-going business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased operations.

Distributed Generation Solutions

Our Distributed Generation solutions involve manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally friendly power to augment their core power requirements.

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our traditional business model, which is still our predominant model, we sell the Distributed Generation system to the customer. We refer to this as a “project-

based” or a “customer-owned” model. For Distributed Generation systems sold under the project-based model, the customer acquires ownership of the Distributed Generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we will also usually receive a modest amount of on-going monthly revenues to monitor the system for backup power and peak shaving purposes, as well as to maintain the system.

Our second business model is structured to generate long-term recurring revenues for us, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. For Distributed Generation systems deployed under this model, we retain ownership of the Distributed Generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are established at amounts intended to provide us with attractive returns on the capital we invest in installing and maintaining the Distributed Generation system. Our fees for recurring revenue contracts are generally structured as shared savings arrangements, although they can also be structured with fixed monthly payments. For our shared savings contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having highly reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, and utilities and their customers receive access to our system without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In 2013, 86.3% of our Distributed Generation revenues consisted of customer-owned sales, and 13.7% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Our 2012 acquisition of PowerSecure Solar provided us with the ability to deliver solar energy systems through our Distributed Generation business platform. These solar energy systems are sold under the “project-based”, “customer-owned” model, and we also expect we will own and operate certain systems in the future under a “PowerSecure-owned”, “recurring revenue” model.

Utility Infrastructure Solutions

Our Utility Infrastructure business is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems.

Our largest source of revenue within our Utility Infrastructure area is our UtilityServices products and services. We have significantly expanded our UtilityServices’ scope of utility relationships, customers and geography over the last few years. Our UtilityServices team provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. In addition to providing these services directly to utilities, we also perform this work on behalf of utilities for their large industrial and institutional customers, and directly to large oil and gas companies. Similar to the products and services we provide for utilities, our work for large utility customers includes turn-key design, procurement and construction services for large transmission and distribution projects, including substations. Our resources include a fleet of owned and leased utility vehicles along with experienced field personnel and engineers, and we also utilize third party resources from time to time, as needed, to supplement our internal resources on particular projects.

Through our Encari, UtilityEngineering and PowerServices teams, we serve the engineering and consulting needs of our utility clients, broadening our offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering relating to virtually every element of their transmission and distribution systems, substations and renewable energy facilities. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations and power supply contracts and negotiations. Our Encari business, which we acquired in October 2013, provides cybersecurity consulting and compliance services to the utility industry. Our team of engineers operates in various locations, with principal offices in Raleigh, North Carolina.

Revenues for our UtilityServices products and services are generally earned, billed, and recognized using two primary models. Under the first model, we have regular, on-going assignments with utilities to provide maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed contractual price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

Revenues for our Encari, UtilityEngineering and PowerServices consulting services are earned, billed, and recognized based on the number of hours invested in the particular projects and engagements they are serving. Similar to most traditional consulting businesses, these hours are billed at rates that reflect the general technical skill or experience level of the consultant or supervisor providing the services. In some cases, our engineers and consultants are engaged on an on-going basis with utilities, providing resources to supplement utilities’ internal engineering teams over long-term time horizons. In other cases, our engineers and consultants are engaged to provide services for very specific projects and assignments.

Energy Efficiency Solutions

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency Solutions: LED lighting fixtures and lamps, and energy efficiency upgrades for our ESCO customers. Our LED lighting solutions are primarily focused on the utility, commercial and industrial markets, while our ESCO energy efficiency solutions are focused on serving the ESCO channel. In the future, we plan to bring our LED lighting solutions to our ESCO customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Our LED lighting solutions include our Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we recently realigned and consolidated these operations into Solais, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our ESCO solutions, which give us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to the super ESCOs, which are the largest of the energy service companies and which deliver these energy efficiency solutions to commercial, industrial and institutional facilities.

Our LED lighting products, led by our Solais team and operations, include the following:

•	Our Solais brand, which includes LED-based lamps and fixtures for department stores and other commercial applications. The 2013 acquisition of Solais strengthened and complemented our existing LED lighting business through the addition of these new product lines and customer channels. This acquisition also enhanced our skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. Solais oversees all of our LED lighting operations.

•	Our EfficientLights brand, which includes LED-based lighting fixtures for grocery, drug and convenience stores. EfficientLights products include our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor lighting.

•	Our IES brand, which includes LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications. IES products include street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

•	Our EnergyLite brand, which is used to market our IES and EfficientLights brands primarily, but we may also use it from time to time for other LED lighting solutions. EnergyLite’s products are marketed to customers and utilities directly, and through third party distribution arrangements.

The primary client base for our ESCO products and services include large energy service companies, referred to as super ESCOs. Through our relationships with super ESCOs, we provide facility upgrades for public sector customers, including federal, state and local government agencies and educational institutions. As super ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger commercial and industrial clients for which we provide our energy efficiency solutions directly, when a super ESCO is not involved in the customer relationship.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps our super ESCO customers save money, improve facilities and meet energy efficiency goals and mandates. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. In the future we plan to offer our Distributed Generation and LED lighting products as part of these solutions.

Our LED lighting revenues are generated through the sale of LED-based light fixtures and lamps. Our portfolio of products consists exclusively of our proprietary designs, which are generally focused on very specific applications. These applications require our lights to be highly engineered to maximize the quality, and amount of light produced, at the lowest cost. This formula, in turn, enables us to provide our customers with lighting that maximizes the return on investment for their lighting spend. We design and manufacture our LED-based lights for utilities, commercial and industrial customers. Our lighting generally reduces energy consumption by 60-70%, improves the quality of light, reduces maintenance expense, extends light life by several-fold, lowers a facilities’ carbon footprint, and eliminates the use of traditional lighting which can contain environmental hazards.

Our LED lighting product line includes:

•	LED-based lamps and fixtures for department stores and other commercial applications, including display and down-lighting;

•	LED-based lighting fixtures for grocery, drug and convenience stores, including lights for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor lighting; and

•	LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications, including street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

The majority of our LED lights are sold as retrofits for existing traditional lighting, and to a lesser extent for new construction lighting installations. Additionally, the majority of our lights are sold by us directly to the customer, although we also have distributor relationships that serve certain product lines. Occasionally we provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, utilities, department stores, and large commercial and industrial customers. These customers typically install LED lighting across numerous locations over a diverse geographic scope. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our LED lighting products.

Our ESCO energy efficiency revenues are generated through a full range of turn-key services we provide to the super ESCOs. We apply our engineering expertise to analyze each facility’s energy consumption and operational needs, and develop customized energy efficiency and renewable energy solutions to optimize that facility’s return on investment. We provide complete turn-key implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation. We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives. Our extensive knowledge of energy solutions and their results in numerous environments enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

Oil and Gas Services

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

•

Our net income in any particular period is significantly influenced by the gross margins on the particular projects we complete, and on the mix of products and services which are delivered in that period. Because a large portion of our projects are fixed price projects, we are particularly focused on the cost of sales we incur to deliver them. This cost of sales includes the cost of labor, materials, and other inputs that are directly associated with that particular project. Our projects are priced with gross margin expectations that provide us with our targeted financial returns, and variances from these gross margin expectations are an area we regularly assess. The larger the project or product or service order, the more rigorously it is assessed, because larger projects influence our profit to a greater degree than smaller projects. Our cost of sales and gross margin on particular projects can affect our future pricing and operational decisions on similar projects, and can also influence our strategic decisions about the products and services we will provide in the future, and the business model we will use to provide them. However, because our projects and orders are generally custom priced, the current market cost of commodity materials is incorporated into the price of our projects and orders, which means that fluctuations in these commodity costs is generally not a major focus of management.

•	We generally evaluate our Distributed Generation revenues on a project-by-project basis to determine if we are pricing and delivering our products and services profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. We generally evaluate our Energy Efficiency revenues on a product-by-product basis and a customer-by-customer basis to determine if our products are profitable and customer pricing and service delivery is effective, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. Finally, we generally evaluate our Utility Infrastructure revenues on a customer-by-customer basis and a project-by-project basis to determine if our services are being priced and executed profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth.

•	We believe that increasing the amount of Distributed Generation solutions we deliver under a recurring revenue model will increase our margins and increase the predictability of our results over time, although not necessarily in the near-term. We believe that achieving increasingly predictable results, in turn, will increase shareholder value over the long-term. Since our business strategy includes increasing the amount of revenue we generate from recurring revenue contracts, we actively evaluate the progress we are making in this area. In addition, recurring revenue projects generally require us to invest capital at the beginning of the contract term to manufacture and install equipment. These capital expenditures can be significant, and we actively evaluate expectations as to the timing and amount of capital expenditure investments we will make for these recurring revenue projects in the context of our overall revenue and profit expectations, cash and debt position, lender covenants, and other financing constraints. This evaluation includes expectations for capital investments in our revenue backlog as well as our revenue pipeline.

•	The growth of our business is dependent on the continued expansion and development of our customer base, our utility relationships, and our new products and services. For this reason, we actively evaluate our sales activity and productivity, revenue pipeline, and new business awards for progress in the growth and development of our customer base. We also actively evaluate the new products and services we are developing for new and existing customers to determine their market opportunity, rate of acceptance, and financial potential.

•	We actively evaluate our costs, including staffing, machinery and equipment, facilities, productivity, and other overhead, and trends in these costs, in conjunction with our revenue expectations and business opportunities to ensure that we have the right infrastructure in place to maximize our long-term revenue and profit opportunities, while balancing the need to deliver near-term profits.

•	We actively evaluate and plan our working capital needs, and the impact of these needs on our cash and debt position. The primary areas that require significant working capital are inventory and labor, which tends to be high at the beginning of a project, and at the start of a large order, and receivables, which tend to increase at the end of a project, and at the end of a large order.

•	We actively evaluate and plan for our expected revenue and profit results, including the revenue and profit results from our Distributed Generation, Utility Infrastructure, and Energy Efficiency solutions.

Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results

Our revenues, expenses, margins, net income, cash flow, cash, working capital, capital expenditures, debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the slow and uncertain economic recovery and the inconsistent capital and credit markets, the potential economic consequences if critical fiscal, deficit and budgetary deadlines are not met, and the potential for economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of PowerSecure Solar, ESCO and Solais;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and new arrangements we are establishing to source these products and components from vendors in Asia;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure products and services;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings.

Because we have little or no control over most of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

Our revenues and other operating results are heavily dependent upon the size and timing of customer orders and payments, and the timing of the completion of those projects. The timing of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the long-term and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from year-to-year and can result in significant operating losses or declines in profit margins in any particular year. If our revenues fall below our expectations in any particular period, we may not be able to or it may not be prudent to reduce our expenses rapidly in response to the shortfall, which can result in us suffering significant operating losses or declines in profit margins in that period.

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and it takes time for revenues to develop, which can result in losses in early periods. Another factor that could cause material fluctuations in our annual results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our Utility and Energy Technologies segment revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of LED lighting fixtures, which are recognized as the sales occur or the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.

Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors” of this report, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Recent Developments

On December 30, 2013, through our wholly-owned subsidiary Innovative Electronic Solutions Lighting, LLC, which we refer to as IES, we sold substantially all of IES’s manufacturing equipment and parts inventory to Anuva Services, Inc., a North Carolina corporation. The sale of assets was in furtherance of our previously announced plans to restructure and realign our operations to increase operating margins in our Energy Efficiency product and service lines in light of several recent acquisitions. Our recent acquisition of Solais Lighting, Inc., which we refer to as Solais, provided advanced manufacturing and sourcing capabilities which enabled us to streamline our operations and sell the IES manufacturing equipment and parts inventory.

These restructuring and realignment activities, which are designed to integrate and streamline our operations and product offerings primarily within our Energy Efficiency product area, and also to a lesser extent within other areas of our business, include eliminating certain duplicative facilities, re-sourcing from certain of our energy efficiency suppliers, reducing the number of our Energy Efficiency product offerings, and streamlining our overall organization. Overall, these restructuring and realignment actions resulted in a charge of $4.9 million in the fourth quarter of 2013, of which $3.7 million was included in our cost of sales. We currently expect to incur an additional charge of approximately $0.3-1.0 million in the first quarter of 2014 from the remainder of these restructuring and realignment actions, resulting in total restructuring charges in the range of $5-6 million.

On October 8, 2013, we announced that we acquired substantially all of the assets and business of Encari, LLC, an Illinois limited liability company, which is engaged in the business of providing cybersecurity consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the North American Electric Reliability Corporation’s, referred to as NERC, Critical Infrastructure Protection, or CIP, Reliability Standards. The purchase price for this acquisition was $4.8 million in cash, plus potential additional earn-out consideration based on the income of the acquired Encari business exceeding a threshold for calendar year 2013. Because the threshold was not met, no earn-out consideration was paid.

On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on The NASDAQ Global Select Market, also under the symbol “POWR”.

On August 21, 2013, we completed the public offering of 2.3 million shares of our common stock at a gross sales price of $16.00 per share. We received net proceeds from the offering of $34.4 million after deducting the underwriting discount and costs directly attributable to the offering. We have used, and intend to continue to use, the net proceeds from the sale of our shares in the offering for general corporate purposes, including but not limited to working capital, capital expenditures, acquisitions and other business opportunities.

In June 2013, we amended our existing credit facility to (1) add a $25 million, seven year term loan, (2) extend the maturity date of the revolving portion of our credit facility by two years to November 12, 2016, and (3) modify certain covenants and other terms and conditions of the credit agreement. In July 2013, we executed forward interest rate swaps to achieve a fixed interest rate on approximately 80% of the $25 million term loan, commencing October 1, 2013.

In May 2013, we acquired the minority ownership interests in our majority-owned PowerSecure Solar and IES subsidiaries increasing our ownership interests to 100% in each of these businesses. The purchase price for the 10% PowerSecure Solar minority interest was $0.2 million in cash. The purchase price for the 33% IES minority interest was 209,060 shares of our common stock, par value $.01 per share, valued at a total of $2.9 million at the date of acquisition.

Also in May 2013, we also acquired 100% of the business and certain assets of Powerline EHV & Safety Training, LLC, which we refer to as PowerLine. The acquired PowerLine capabilities include safety training and enhanced our utility infrastructure safety and training programs. The purchase price for the PowerLine business was $1.1 million which included a cash payment of $0.6 million at closing and annual cash installment payments of $0.1 million payable over the next five years.

In April 2013, we acquired Solais, a Connecticut-based LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial applications, including retailers. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide products with enhanced light output, thermal management, optics and light quality, and aesthetics. The acquisition of Solais strengthened and complemented our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais added to our capabilities in marketing LED lighting through distributor channels. The consideration paid by us consisted of approximately $6.5 million in cash plus 675,160 shares of our common stock, par value $.01 per share, for an aggregate purchase price of approximately $15 million. For purposes of the transaction, the shares of common stock that we issued in the acquisition of Solais were valued at $12.22 per share, which was their volume-weighted average closing sale price as reported on The NASDAQ Global Select Market over the five trading days immediately preceding the date the acquisition was completed. For purposes of applying the purchase accounting provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805, or ASC 805, Business Combinations, the shares of common stock we issued in the acquisition were valued at $12.52 per share, which was the closing sale price of our common stock as reported on The NASDAQ Global Select Market on the date of acquisition.

In February 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the energy services business, referred to as the ESCO business, of Lime Energy Services Co., the operating subsidiary of Lime Energy Co. The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to super ESCOs for the benefit of commercial, industrial and institutional customers as end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The business serves super ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes and large government sites.

The purchase price for the acquired ESCO assets and business consisted of approximately $2.0 million in cash plus the assumption of approximately a negative $3.6 million net working capital balance. The negative net working capital that we assumed consisted of approximately $6.3 million in accounts receivable and other current assets and approximately $10.0 million in trade payables and other debts, liabilities and obligations relating to the acquired business and assumed contracts. In connection with the acquisition, we assumed certain contracts relating to unfinished projects in the acquired business, along with the assumption of the accounts receivables and accounts payables associated with those projects.

Financial Results Highlights

Our consolidated revenues in 2013 of $270.2 million increased by $108.2 million, or 66.8%, compared to our consolidated revenues during 2012. The drivers of this year-over-year revenue increase were the across the board increases in revenues in each of our product and service areas: a $50.9 million, or 83.8%, increase in revenues from Utility Infrastructure products and services; a $35.2 million, or 46.1%, increase in revenues from Distributed Generation products and services; and a $22.1 million, or 88.5%, increase in revenues from Energy Efficiency products and services. Overall, $73.3 million of incremental revenue growth occurred in our existing operations, representing a 45.2% increase over our consolidated revenues in 2012, and the remaining $34.9 million of the increase in revenues was due to incremental revenues from our Solais, Encari and ESCO operations which we acquired in 2013. This revenue growth, which is a continuation of our growth in recent years, is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint, and our utility partners.

Our 2013 gross margin as a percentage of revenue decreased to 26.5%, compared to 31.5% in 2012. This year-over-year gross margin decrease was due primarily to the combined effects of a $3.7 million inventory charge as part of our 2013 business restructuring and realignment activities as well as the overall growth in 2013 of our Utility Infrastructure, PowerSecure Solar, and ESCO energy efficiency revenues, as a percentage of our total revenues, because those operations are generally our lower gross margin product and service categories. In addition, we realized inefficiencies in our Utility Infrastructure unit related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. As is always the case, variability in our annual gross margins is also caused by regular on-going differences in the mix of specific projects completed in each year.

Our operating expenses during 2013 increased by $13.7 million, or 27.9%, compared to our operating expenses during 2012. The year-over-year increase in operating expenses was largely due to $8.4 million of incremental operating expenses during 2013 from our recently acquired Solais, Encari and ESCO operations. The majority of the remaining year-over-year increase in our operating expenses was due to an increase in selling expenses related to our significantly higher revenue and backlog, depreciation and amortization from capital expenditures primarily driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment included expenses to continue to strengthen our safety resources and programs.

As a percentage of revenues, our operating expenses excluding the 2013 and 2012 restructuring charges decreased by 5.9 percentage points in 2013 compared to 2012, driven by our revenue growth significantly outpacing our operating expense growth. This improvement was in part a result of the actions we took in our 2012 cost reduction program. Our recent acquisitions have provided opportunities to further leverage our future operating expenses against future revenues, including opportunities to increase operating margins in our energy efficiency product and service lines. This includes manufacturing and sourcing synergies that our Solais acquisition is expected to bring to our existing LED lighting operations, and other opportunities to rationalize our cost structure.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for 2013 was $4.4 million, or $0.22 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $3.0 million, or $0.16 per diluted share, for 2012.

We had no income or loss from discontinued operations during 2013, and our income from discontinued operations was negligible for 2012. We do not expect to incur any additional income or loss in future periods from our discontinued operations as all of the related assets and liabilities were disposed during 2012.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for 2013 was $4.4 million, or $0.22 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $3.1 million, or $0.16 per diluted share, for 2012.

As discussed above under “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”, our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2013, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after December 31, 2013 is $248 million. This backlog number includes revenue related to the new business awards in our press release issued January 6, 2014 and February 20, 2014. This backlog figure compares to the revenue backlog of $240 million announced in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 6, 2013, which represented revenue expected to be recognized after September 30, 2013.

Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog expected to be recognized after December 31, 2013

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$118 million	1Q14 through 3Q14
Project-based Revenue — Long term	$58 million	4Q14 through 2016
Recurring Revenue	$72 million	1Q14 through 2020

Revenue Backlog expected to be recognized after December 31, 2013	$248 million

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

Orders in our backlog are subject to delay, deferral, acceleration, resizing, or cancellation from time to time, and estimates are utilized in the determination of the backlog amounts. Given the irregular sales cycle of customer orders, and especially of large orders, our revenue backlog at any given time is not necessarily an accurate indication of our future revenues.

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

Utility and Energy Technologies

Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service groupings are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy

Technologies business among these product and service groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Oil and Gas Services

In 2011, we divested the non-core business operations of our Oil and Gas Services segment. The results of the Oil and Gas Services segment for 2012, which are not material, are included in the “Unallocated Corporate and Other” column in the tables below.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2013 compared to 2012 and for 2012 compared to 2011 are entirely attributable to our Utility and Energy Technologies segment, unless otherwise provided, and excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, and of our Southern Flow subsidiary, which we sold in January 2011, the financial results of both of which are classified as discontinued operations in our financial statements.

2013 Compared to 2012

Revenues

Our consolidated revenues are generated entirely by our sales and services provided by our Utility and Energy Technologies segment. We currently provide a variety of products and services, including Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products. The following table summarizes our revenues by these three groupings for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Distributed Generation	$111,536	$76,352	$35,184	46.1%
Utility Infrastructure	111,654	60,735	50,919	83.8%
Energy Efficiency	47,044	24,952	22,092	88.5%

Total	$270,234	$162,039	$108,195	66.8%

Our consolidated revenues in 2013 of $270.2 million increased $108.2 million, or 66.8%, compared to 2012, due to an increase in sales in each of our product and service categories: Distributed Generation, Utility Infrastructure and Energy Efficiency. This revenue growth, which is a continuation of our growth in recent years, includes $73.3 million of incremental revenue growth in our existing operations and $34.9 million of incremental revenues from our recently acquired Solais, Encari and ESCO operations. This revenue growth is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our revenues in 2013 over 2012 consisted of a $50.9 million, or 83.8%, increase in revenues from Utility Infrastructure products and services, a $35.2 million, or 46.1%, increase in revenues from Distributed Generation products and services, and a $22.1 million, or 88.5%, increase in revenues from Energy Efficiency products and services. The year-over-year increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production. The year-over-year increase in our Distributed Generation product sales and services was driven by increases in customer-owned turn-key project sales and, to a lesser extent, increases in solar distributed generation project sales. The year-over-year increase in our Energy Efficiency revenues in 2013 compared to 2012 was driven by an additional $34.2 million in Energy Efficiency revenues from our ESCO business we acquired in February 2013 and from Solais Lighting acquired in April 2013, partially offset by a decrease in revenues from EfficientLights lighting products from our existing grocery customers.

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

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales along with our gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Cost of Sales (excluding depreciation and amortization)	$198,651	$110,953	$87,698	79.0%
Gross Profit	$71,583	$51,086	$20,497	40.1%
Gross Profit Margin	26.5%	31.5%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business as well as those occurring in connection with our 2013 restructuring and realignment actions. The 79.0% increase in our consolidated cost of sales and services for 2013 compared to 2012 was driven by the increase in costs associated with the 66.8% increase in sales, the $3.7 million write-down of Energy Efficiency inventory in connection with our 2013 restructuring and realignment actions that is included in cost of sales, and other factors discussed below leading to the reduction in our gross profit margin.

An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range (with our Solar Distributed Generation revenues having gross margins that are generally at the lower end of this range), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 15-40% range (with our ESCO revenues having gross margins that are generally at the lower end of this range). The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results.

Our gross profit increased $20.5 million, or 40.1%, in 2013 compared to 2012. As a percentage of revenue, our gross profit margin in 2013 was 26.5%, a decrease of 5.0 percentage points compared to 2012. Our lower gross profit margin in 2013 compared to 2012 was due to the $3.7 million Energy Efficiency inventory write-down, in connection with our 2013 restructuring and realignment actions, which is included in cost of sales, as well as an increase in the amount and percentage of Utility Infrastructure, PowerSecure Solar, and ESCO energy efficiency revenues, which are generally our lower gross margin product and services, in 2013. In addition, we realized inefficiencies in our Utility Infrastructure unit in 2013 related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. We anticipate some continued inefficiencies from these excess crews, as well as some continued inefficiencies in our Energy

Efficiency operations due to on-going realignment actions, to negatively impact our gross margins during the first quarter of 2014. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each year. In the near-term, we expect our total gross margins will be in the mid to upper 20%-range as we continue to realize strong growth in these lower margin products and service lines. Over the long-term, we expect that our gross profit margins will increase modestly over time because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories, and products and services within these categories, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale, including the realignment of our Energy Efficiency operations and our efforts to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	our ability to manage our Utility Infrastructure labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross margin increases from our recently acquired operations that have lower gross margin profiles, such as PowerSecure Solar and ESCO energy efficiency operations;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations”.

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”. Accordingly, there is no assurance that our future gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and restructuring and cost reduction charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$47,071	$36,201	$10,870	30.0%
Selling, marketing and service	7,381	5,560	1,821	32.8%
Depreciation and amortization	7,287	4,780	2,507	52.4%
Restructuring charges	1,205	2,675	(1,470)	(55.0)%

Total	$62,944	$49,216	$13,728	27.9%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During 2013, we incurred an aggregate of $8.4 million of incremental operating expenses from our ESCO, Solais and Encari operations, which we acquired in 2013. In addition, our increase in operating costs was driven by an increase in selling expenses related to our significantly higher revenue and backlog, additional depreciation and amortization from capital expenditures driven by capital expenditures for Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs.

Our operating expenses, excluding the 2013 and 2012 restructuring charges, as a percentage of our revenues decreased by 5.9 percentage points in 2013 compared to 2012, driven by our revenue growth significantly outpacing our operating expense growth. This favorable reduction resulted in part from the actions we took in our 2012 cost reduction program. Our recent acquisitions provided additional opportunities to restructure and realign our operations to increase operating margins in our Energy Efficiency product and service lines in particular, as well as other cost reduction opportunities. This includes manufacturing and sourcing synergies that our Solais team is working to bring to our existing LED lighting operations, and other cost reduction opportunities.

During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. See “—Restructuring Charges” below. These actions, which primarily involve our Energy Efficiency operations, consisted of the sale of manufacturing equipment and parts inventory, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $4.9 million during 2013. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $3.7 million during the year ended December 31, 2013 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges totaled $1.2 million during 2013. We expect to incur additional charges during the first quarter 2014 in the amount of $0.3-1.0 million associated with lease abandonment, employee severance and potential additional inventory write-offs.

In the longer term, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues, and that growth will be dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions. We cannot provide any assurance as to if, when, how much or for how long economic conditions will continue to improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate general and administrative costs. The 30.0% increase in our consolidated general and administrative expenses in 2013, as compared 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and our investments in new business opportunities. Our 2013 general and administrative expenses, as a percentage of our revenues, decreased by 4.9 percentage points compared to 2012, driven by our strong revenue growth and also positively impacted by our cost reduction initiative executed in 2012. The following table provides further detail of our general and administrative expenses (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$27,594	$20,449	$7,145	34.9%
Vehicle lease and rental	3,026	2,698	328	12.2%
Insurance	1,402	1,243	159	12.8%
Rent-office and equipment	1,448	1,042	406	39.0%
Professional fees and consulting	857	530	327	61.7%
Travel	2,314	1,285	1,029	80.1%
Product development	230	538	(308)	(57.2)%
Other	4,345	3,432	913	26.6%
Unallocated Corporate and Other	5,855	4,984	871	17.5%

Total	$47,071	$36,201	$10,870	30.0%

The increase in each of the expense categories above during 2013 compared to 2012 was incurred primarily as a result of the incremental general and administrative expenses associated with our recently acquired ESCO, Solais and Encari operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The increase in our unallocated corporate and other general and administrative expenses during 2013 as compared to 2012 was due primarily to $0.7 million of acquisition costs incurred in connection with our acquisitions of the ESCO, Solais, PowerLine and Encari operations, compared to $0.1 million of such costs 2012. We expect our unallocated corporate costs for 2014 to remain at similar levels to those incurred during 2013, and increase modestly over time.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 32.8% increase in selling, marketing and service expenses in 2013, as compared to 2012, was due to increases in compensation, travel, advertising and promotion, driven by our strong revenue growth and revenue backlog. In addition, our increases in revenue and customers resulted in an increase in bad debt expenses. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,846	$2,987	$(141)	(4.7)%
Commission	1,795	1,000	795	79.5%
Travel	1,265	759	506	66.7%
Advertising and promotion	1,134	626	508	81.2%
Bad debt expense (recovery)	341	188	153	81.4%

Total	$7,381	$5,560	$1,821	32.8%

In the future, we expect our near-term and long-term selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 52.4% increase in depreciation and amortization expenses in 2013, as compared to 2012, primarily reflects increased depreciation resulting from capital investments during 2012 and 2013, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with our recent acquisitions.

Restructuring Charges. Restructuring charges consist of costs associated with realigning operations, reducing employee counts, eliminating products, exiting certain activities, changing manufacturing sourcing, and other actions designed to reduce our cost structure and improve productivity.

During 2012, we initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this 2012 cost reduction program was to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $2.7 million during 2012.

During 2013, our acquisitions provided us with a new, distinct set of opportunities to restructure and realign our operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involve our Energy Efficiency operations, consisted of the sale of manufacturing equipment and parts inventory, eliminating certain LED products, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $4.9 million in 2013. These charges consisted of loss on the disposal of IES manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $3.7 million in 2013 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges totaled $1.2 million in 2013. We expect to incur additional charges during the first quarter of 2014 in the amount of $0.3-1.0 million associated with lease abandonment, employee severance and potential additional inventory write-offs.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, gain on sale of unconsolidated affiliate and income taxes. The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(218)	(260)	42	(16.2)%

Segment total	(218)	(260)	42

Unallocated Corporate and Other:
Gain on sale of unconsolidated affiliate	—	1,439	(1,439)	(100.0)%
Interest income and other income	81	88	(7)	(8.0)%
Interest expense	(599)	(189)	(410)	216.9%
Income tax expense	(3,672)	(850)	(2,822)	332.0%

Segment total	(4,190)	488	(4,678)

Total	$(4,408)	$228	$(4,636)

Interest Income and Other Income. Interest income and other income consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, the amount of interest income and other income during 2013 was consistent compared to 2012. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, and our working capital needs, and future interest rates.

Interest Expense. Interest expense consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. In total, interest expense increased $0.4 million during 2013, as compared to 2012. The increase in our interest expense reflects interest on our new $25.0 million term loan, partially offset by reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. We expect our future interest and finance charges to remain level with the amount incurred during the second half of 2013 and to decrease slightly over time as the balances of our borrowings are reduced by regular monthly and quarterly installments.

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate included in our Unallocated Corporate and Other segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 Business Trust, which we refer to as MM 1995-2, in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and the associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during 2012. There was no similar gain in 2013.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of 46.5% in 2013 increased compared to the 28.8% effective tax rate in 2012. The increase in the effective tax rate reflects the reduction in deferred tax assets associated with stock compensation and net operating loss carryforwards due to our consistent profitability. Our overall income tax expense in 2013 increased, as compared to 2012, due to the income tax expense associated with the increase in our pre-tax income and an increase in our effective tax rate.

Non-controlling Interest. Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, we held a 67% controlling ownership interest in IES, an LED lighting company which we acquired in 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $0.2 million. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 0.2 million shares of our common stock valued at a total of $2.9 million on the date of acquisition. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there will be no non-controlling interest in those entities after the acquisition dates.

Until the acquisitions of the non-controlling interests described above, the non-controlling ownership interest in the income or loss of IES and PowerSecure Solar was reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in 2013, as compared 2012, is a result of our acquisition of the non-controlling interests in May 2013.

2012 Compared to 2011

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Distributed Generation	$76,352	$60,073	$16,279	27.1%
Utility Infrastructure	60,735	47,131	13,604	28.9%
Energy Efficiency	24,952	22,811	2,141	9.4%

Total	$162,039	$130,015	$32,024	24.6%

Our consolidated revenues for 2012 increased $32.0 million, or 24.6%, compared to 2011 due to an across-the-board increase in the sales in each of our Utility and Energy Technologies segment products and services: Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in 2012 over 2011 consisted of a $16.3 million, or 27.1%, increase in revenues from Distributed Generation products and services, a $13.6 million, or 28.9%, increase in revenues from Utility Infrastructure products and services, and a $2.1 million, or 9.4%, increase in revenues from Energy Efficiency products. The year-over-year increase in our Distributed Generation product sales and services was driven by increases in customer-owned turn-key project sales, increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012, and an increase in our PowerSecure-owned recurring revenue systems sales. The year-over-year increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The year-over-year increase in our Energy Efficiency revenues in 2012 compared to 2011 primarily reflects an increase in the sales from our growing portfolio of LED lighting products as well as enhanced market penetration generating a larger base of customers.

Gross Profit and Gross Profit Margin

The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$110,953	$89,321	$21,632	24.2%
Gross Profit	$51,086	$40,694	$10,392	25.5%
Gross Profit Margin	31.5%	31.3%

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

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$36,201	$33,652	$2,549	7.6%
Selling, marketing and service	5,560	4,651	909	19.5%
Depreciation and amortization	4,780	3,423	1,357	39.6%
Restructuring charges	2,675	—	2,675	n/m

Total	$49,216	$41,726	$7,490	18.0%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During 2012, a total of $2.7 million of the year-over-year increase in operating expenses is due to costs incurred in connection with the restructuring and cost reduction program actions we took to reduce our costs, streamline our organization, and set the framework to improve the scalability of our cost structure as we grow revenues. During 2012, we also incurred $1.4 million of incremental operating expenses at our PowerSecure Solar operations which we acquired in June 2012 and we also incurred incremental depreciation expense related to our capital expenditures, primarily driven by capital expenditures for our Company-owned distributed generation systems and equipment for our Utility Infrastructure operations. During 2012, we also incurred incremental expenses as a result of the expansion of each of our Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These incremental investments support higher levels of revenue, new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities. Our operating expenses for 2012, as a percentage of our revenues, decreased by 1.7 percentage points compared to 2011, and our 2012 operating expenses excluding the restructuring charges, as a percentage of our revenues, decreased by 3.4 percentage points compared to 2011, as we leveraged our operating expenses against a greater level of revenues year-over-year.

General and Administrative Expenses. The 7.6% increase in our consolidated general and administrative expenses in 2012, as compared to 2011, was due primarily to an increase in personnel, vehicle, insurance, rent, travel and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$20,449	$19,548	$901	4.6%
Vehicle lease and rental	2,698	2,351	347	14.8%
Insurance	1,243	638	605	94.8%
Rent-office and equipment	1,042	832	210	25.2%
Professional fees and consulting	530	688	(158)	(23.0)%
Travel	1,285	1,013	272	26.9%
Product development	538	669	(131)	(19.6)%
Other	3,432	2,693	739	27.4%
Oil and Gas Services	—	—	—	n/m
Unallocated Corporate Costs	4,984	5,220	(236)	(4.5)%

Total	$36,201	$33,652	$2,549	7.6%

The increase in our personnel, vehicle, insurance, rent, travel, and other expenses during 2012 compared to 2011 was incurred primarily as a result of $1.4 million of incremental costs incurred at our PowerSecure Solar operations which we acquired in June 2012.

Unallocated corporate general and administrative expenses decreased year-over-year primarily due to a reduction in stock compensation expense partially offset by costs incurred in connection with the acquisition of our PowerSecure Solar operations.

Selling, Marketing and Service Expenses. The 19.5% increase in selling, marketing and service expenses in 2012, as compared to 2011, was due to increases in compensation, travel, and advertising and promotion expenses, as well as additional expenses related to the PowerSecure Solar acquisition. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,987	$2,333	$654	28.0%
Commission	1,000	1,282	(282)	(22.0)%
Travel	759	575	184	32.0%
Advertising and promotion	626	397	229	57.7%
Bad debt expense (recovery)	188	64	124	193.8%
Oil and Gas Services	—	—	—	n/m

Total	$5,560	$4,651	$909	19.5%

Depreciation and Amortization Expenses. The 39.6% increase in depreciation and amortization expenses in 2012, as compared to 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model, and investments in equipment for our Utility Infrastructure operations.

Restructuring Charges. During 2012, management initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this cost reduction program is to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring charges of $2.7 million during 2012.

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

	Year Ended December 31,		Period-over-Period Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(260)	(383)	123	(32.1)%

Segment total	(260)	(383)	123

Oil and Gas Services:
Gain on sale of unconsolidated affiliate	1,439	21,873	(20,434)	n/m
Equity income	—	1,559	(1,559)	(100.0)%
Management fees	—	282	(282)	(100.0)%

Segment total	1,439	23,714	(22,275)

Unallocated Corporate:
Interest income and other income	88	98	(10)	(10.2)%
Interest expense	(189)	(192)	3	(1.6)%
Income tax expense	(850)	(3,134)	2,284	(72.9)%

Segment total	(951)	(3,228)	2,277

Total	$228	$20,103	$(19,875)

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

Equity Income. Equity income at our Oil and Gas Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during 2012 due to the sale of the WaterSecure operations on June 1, 2011.

Management Fees. Management fees at our Oil and Gas Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during 2012 due to the sale of the WaterSecure operations on June 1, 2011.

Interest Income and Other Income. In total, interest income and other income decreased slightly during 2012, as compared to 2011. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in 2012 compared to 2011.

Interest Expense. In total, interest expense decreased during 2012, as compared to 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012.

Income Taxes. Our income tax expense decreased in 2012, as compared to 2011, due to the reduction in our taxable income in 2012 compared to 2011 which included the $21.9 million gain from the sale of our unconsolidated affiliate. As a percentage of taxable income, our effective tax rate increased to 28.8% in 2012 compared to 14.1% in 2011 as we eliminated our entire net deferred tax valuation allowance in 2011 which reduced our 2011 effective tax rate accordingly.

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

Working Capital

At December 31, 2013, we had working capital of $105.7 million, including $50.9 million in cash and cash equivalents, compared to working capital of $59.2 million, including $19.1 million in cash and cash equivalents, at December 31, 2012. Changes in the components of our working capital from 2012 to 2013 and from 2011 to 2012 are explained in greater detail below. At both December 31, 2013 and 2012, we had $20.0 million of available and unused borrowing capacity from our credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$(2,164)	$10,852	$(5,481)
Net cash provided by (used in) investing activities	(23,750)	(12,779)	25,721
Net cash provided by (used in) financing activities	57,707	(3,557)	(3,836)

Net increase (decrease) in cash and cash equivalents	$31,793	$(5,484)	$16,404

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

Cash used by operating activities during 2013 was approximately $2.2 million and consisted of net cash of $14.5 million used by working capital and other activities, partially offset by our net income from continuing operations of $4.2 million and non-cash items of $8.1 million. The non-cash items consisted of depreciation and amortization, stock compensation expense and a loss from the sale of miscellaneous assets. Cash used by working capital and other activities consisted primarily of increases in our accounts receivable of $26.0 million, a decrease of accrued and other liabilities of $2.5 million, and a net $1.7 million increase in other current and noncurrent assets and liabilities, partially offset by a $4.2 million reduction in inventories, a $8.2 million increase in accounts payable and a $3.3 million increase in net deferred tax liabilities. The increases in our accounts receivable and accounts payable and the reduction of our inventories reflects the growth in our revenues and business activity in 2013 as compared to 2012, as our revenues and cost of sales increased $108.2 million, or 66.8%, and $87.7 million, or 79.0%, respectively, in 2013 compared to 2012. The increase in our accrued and other liabilities is a function of the timing of our advance billings and accrued project costs on projects in process, which can fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash provided by operating activities during 2012 was approximately $10.9 million and consisted of our net income from continuing operations of $2.2 million, non-cash items of $4.2 million, net cash of $4.1 million provided by working capital and other activities, and $0.3 million of cash provided by our discontinued operations. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense, partially offset by the $1.4 million gain from the sale of our unconsolidated affiliate. The cash provided by working capital and other activities was driven primarily by a $13.2 million increase in our accounts payable and accrued and other liabilities and a net $0.6 million reduction in other current and noncurrent assets and liabilities, partially offset by a $9.7 million increase in our accounts receivable, primarily driven by our growth.

Cash used in operating activities during 2011 was approximately $5.5 million and consisted of $7.0 million used by working capital, $16.3 million of non-cash items and $1.3 million of cash used by our discontinued operations, partially offset by our net income from continuing operations of $19.1 million. The non-cash items consisted of the $21.9 million gain on the sale of our unconsolidated affiliate partially offset by depreciation and amortization and stock compensation expense. The cash used by working capital and other activities was driven primarily by a $16.9 million increase in our accounts receivable partially offset by a net $9.9 million reduction in other working capital accounts.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $23.7 million in 2013 and $12.8 million in 2012, while cash provided by investing activities was $25.7 million in 2011. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During 2013, we used $14.3 million as partial consideration to acquire the ESCO, Solais Lighting, PowerLine and Encari businesses, we used $5.1 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $4.5 million principally to acquire operational assets. During 2012, we used $3.5 to million to acquire a 90% ownership interest in PowerSecure Solar, we used $3.9 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $6.8 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations. During 2011, we received $26.2 million in proceeds from the sale of our WaterSecure operations, we received $16.5 million in proceeds from the sale of our Southern Flow business, we used $13.2 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $3.8 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $57.7 million in 2013, while cash used in financing activities was $3.6 million and $3.8 million in 2012 and 2011, respectively. During 2013, we received $34.4 million from the net proceeds of the public offering of 2.3 million shares of our common stock in August 2013, we received $25.0 million from the proceeds of a term loan under our credit facility in June 2013, we received $1.2 million from the exercise of stock options and we used $2.8 million to make scheduled payments on our capital lease and term loan obligations. During 2012, we received $2.4 million proceeds from a term loan, we used $5.3 million to repurchase shares of our common stock, we used $1.0 million to repay our capital lease and term loan obligations and we received $0.3 million from the exercise of stock options. During 2011, we repaid $5.0 million on our credit facility, we received $2.1 million from sale and leaseback transactions, we paid $0.8 million on our capital lease obligations, we paid $0.4 million to repurchase shares of our common stock, and we received $0.3 million from the exercise of stock options.

Capital Spending

Our capital expenditures during 2013 were approximately $9.6 million, of which we used $5.1 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $4.5 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure product and services. Our capital expenditures during 2012 were approximately $10.7 million, of which we used $3.9 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $6.8 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure product and services. Our capital expenditures during 2011 were approximately $17.0 million, of which we used $13.2 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $3.8 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure product and services.

We anticipate making total capital expenditures of approximately $10 million in 2014, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects, and equipment to support the growth of our Utility Infrastructure product and services.

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

On June 19, 2013, we entered into an amendment to the credit agreement to (i) add a $25 million, 7 year amortizing term loan to the credit facility, which amortizes and is payable quarterly over its term in equal principal amounts plus accrued interest, (ii) extend the maturity date of the revolving portion of the credit facility by two years to November 12, 2016, and (iii) modify certain covenants and other terms and conditions of the Credit Agreement.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	2,080	2,240
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	23,214	—

Total debt	25,294	2,240
Less: Current portion	(3,731)	(160)

Long-term debt, net of current portion	$21,563	$2,080

The credit agreement, as amended, provides for (1) a $20 million senior, first-priority secured revolving line of credit that matures on November 12, 2016; (2) a previously issued $2.6 million term loan amortizing through November 2016; and (3) the new $25 million term loan that amortizes through June 30, 2020. The credit facility has been guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

We have used, and intend to continue to use, the proceeds available under the credit facility including the new $25 million term loan to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes. The maturity date of the revolving portion of the credit facility was extended under the amendment by two years until November 12, 2016. The maturity date of the existing $2.6 million term loan, of which $2.1 million was outstanding as of December 31, 2013, is unaffected by the amendment. In connection with the extension of the revolving credit facility and the addition of the $25 million term loan, our previous option to convert a portion of outstanding principal balance of the revolving portion of the credit facility into a two year term loan at maturity was eliminated.

Outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate, or LIBOR, for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

Scheduled annual principal payments on our outstanding debt obligations at December 31, 2013 are as follows:

	Revolving			Total
Scheduled Principal Payments for	Line of	$ 25.0 Million	$2.6 Million	Principal
the Year Ending December 31:	Credit	Term Loan	Term Loan	Payments
2014	$—	$3,571	$160	$3,731
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$23,214	$2,080	$25,294

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at December 31, 2013, $18.6 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.7 million of our outstanding debt bears interest at floating rates as described above.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year commencing with our fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of December 31, 2013, we were in compliance with these financial covenants.

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

Our obligations under the credit facility are secured by guarantees and security agreements by each of our active subsidiaries, including PowerSecure, Inc. and its subsidiaries. These documents guaranty all of our obligations under the credit facility, and grant to the Lenders a first priority security interest in virtually all of the assets of each of the parties to the credit agreement.

There was an aggregate balance of $25.3 million outstanding under the two term loans under our credit facility as of December 31, 2013. There were no balances outstanding on the revolving portion of the credit facility at, or during the year ended, December 31, 2013 or at March 10, 2014. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Capital Lease Obligation. We have a capital lease with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of approximately $0.1million over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for one dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at December 31, 2013 was $1.9 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In June 2013, we completed a $25.0 million term loan under our credit facility. To the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility. We have an obligation to make installment payments on the PowerLine acquisition. We have restructuring and cost reduction obligations. We have a deferred compensation obligation. At December 31, 2013, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of December 31, 2013, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	27,428	4,343	10,006	7,606	5,473
Capital lease obligations (2)	2,031	1,015	1,016	—	—
Operating leases	26,897	6,233	10,900	6,817	2,947
Deferred compensation (3)	3,133	—	3,133	—	—
Installment payments due on acquisition	550	110	220	220	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	965	965	—	—	—

Total	$61,108	$12,770	$25,275	$14,643	$8,420

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2013, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of December 31, 2013 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2013, we had approximately $88 million in surety bonds outstanding, including those surety bonds issued in connection with the contracts and projects we acquired in the acquisition of the ESCO business on February 28, 2013. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $30 million at December 31, 2013. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Off-Balance Sheet Arrangements

During 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes and we did not guaranty any obligations of unconsolidated entities or have any commitment or intent to provide additional funding to any such entities.

Liquidity

At December 31, 2013, we had $50.9 million in cash and cash equivalents, total working capital of $105.7 million, and another $20 million available for borrowing under our credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and “Item 1A. Risk Factors”. Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current slow economic recovery, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

We also continually evaluate opportunities to expand our current or to develop new products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the parent level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. Furthermore, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lending group. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

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

We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventory valuation reserve;

•	warranty reserve;

•	impairment of goodwill and long-lived assets;

•	deferred tax valuation allowance;

•	uncertain tax positions;

•	costs of exit or disposal activities and similar nonrecurring charges;

•	stock-based compensation; and

•	derivative financial instruments.

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

Warranty Reserve. We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period that can extend to ten years for panel and inverter workmanship, and a warranty period which can extend twenty to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation, switchgear, and LED-lighting markets are limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required.

Impairment of Goodwill and Long-Lived Assets. We review our goodwill for impairment annually. We review long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and long-lived assets, we use estimates of future cash flows and other factors to determine the fair value of these assets. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows, as well as other valuation techniques. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2013. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2013. For long-lived assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

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

Deferred Tax Valuation Allowance. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. We previously recorded a valuation allowance for a significant portion of our deferred tax assets, primarily related to our deferred tax asset for federal and state net operating loss carry-forwards. As a result of the sale of our WaterSecure operations in 2011, we utilized a significant portion of our net operating loss carry-forwards and have eliminated the remaining valuation allowance associated with our remaining net operating loss carry-forwards. We expect our provision for income tax expense in future periods to reflect an effective tax rate that will approximate statutory rates.

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

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit - In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

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

At December 31, 2013, our cash and cash equivalents balance was approximately $50.9 million, and $25.3 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at December 31, 2013 was $18.6 million.

In accordance with ASC 815, Derivatives and Hedging, we have designated the interest rate swaps as cash flow hedges of the interest payments due on that portion of our floating rate debt. Accordingly, the fair value of the interest rate swaps are recorded as an asset (other assets) or as a liability (other long-term liabilities), the effective portion of the change in fair value of the interest rate swaps is recorded in other comprehensive income and the quarterly settlements are recorded as either an addition to or reduction of our interest expense for the period. The remainder of our indebtedness under our credit facility continues to bear interest at variable rates that fluctuate.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for fiscal 2013, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $103,000, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $74,000. Conversely, a hypothetical 1% (100 basis points) decrease in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $103,000, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $11,000.

Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use in our products and from diesel fuel we use to power our generators. To date, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations. The impact of these fluctuations could result in an increase in our operating costs and expenses and reduction in our gross margins and income due to increases in the price and costs of engines, generators, copper, aluminum, electrical components, labor, electricity, diesel fuel, gasoline, oil and natural gas. Movements in prices of these commodities can materially impact our financial results.

Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, if our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our LED lighting operations purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related notes thereto and the other information required by this item are set forth commencing on pages F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in its report which is included in this item.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited PowerSecure International, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado

March 10, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.

The remainder of the information required by this item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included commencing on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II - Valuation and Qualifying Accounts

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

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado

March 10, 2014

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$50,915	$19,122
Trade receivables, net of allowance for doubtful accounts of $544 and $336, respectively	89,801	57,147
Inventories	16,864	20,327
Income taxes receivable	1,045	592
Deferred tax asset, net	6,262	803
Prepaid expenses and other current assets	2,235	1,285

Total current assets	167,122	99,276

Property, plant and equipment:
Equipment	56,706	48,447
Furniture and fixtures	572	375
Land, building and improvements	6,134	5,907

Total property, plant and equipment, at cost	63,412	54,729
Less accumulated depreciation and amortization	17,467	12,152

Property, plant and equipment, net	45,945	42,577

Other assets:
Goodwill	30,226	12,884
Restricted annuity contract	3,137	2,447
Intangible rights and capitalized software costs, net of accumulated amortization of $4,955 and $3,588, respectively	8,715	1,328
Other assets	1,240	635

Total other assets	43,318	17,294

Total Assets	$256,385	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,299	$14,150
Accrued and other liabilities	31,195	23,887
Accrued restructuring liabilities	965	709
Current unrecognized tax benefit	247	242
Current portion of long-term debt	3,731	160
Current portion of capital lease obligation	935	886

Total current liabilities	61,372	40,034

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	21,563	2,080
Capital lease obligation, net of current portion	986	1,921
Deferred tax liability, net	8,865	955
Unrecognized tax benefit	647	640
Other long-term liabilities	3,365	2,518

Total long-term liabilities	35,426	8,114

Commitments and contingencies (Notes 10 and 12)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 21,945,720 and 18,202,548 shares issued and outstanding, respectively	219	182
Additional paid-in-capital	157,401	112,738
Retained earnings (deficit)	2,051	(2,361)
Accumulated other comprehensive income (loss)	(84)	—

Total PowerSecure International, Inc. stockholders’ equity	159,587	110,559
Non-controlling interest	—	440

Total stockholders’ equity	159,587	110,999

Total Liabilities and Stockholders’ Equity	$256,385	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$270,234	$162,039	$130,015
Cost of sales (excluding depreciation and amortization)	198,651	110,953	89,321

Gross profit	71,583	51,086	40,694

Operating expenses:
General and administrative	47,071	36,201	33,652
Selling, marketing and service	7,381	5,560	4,651
Depreciation and amortization	7,287	4,780	3,423
Restructuring charges	1,205	2,675	—

Total operating expenses	62,944	49,216	41,726

Operating income (loss)	8,639	1,870	(1,032)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	21,873
Equity income from unconsolidated affiliate	—	—	1,559
Management fees	—	—	282
Interest income and other income	81	88	98
Interest expense	(817)	(449)	(575)

Income before income taxes	7,903	2,948	22,205
Income tax expense	3,672	850	3,134

Income from continuing operations	4,231	2,098	19,071

Discontinued operations (Note 6):
Income (loss) from operations, net of tax	—	78	(1,501)
Gain on disposal, net of tax	—	—	5,634

Income from discontinued operations, net of tax	—	78	4,133

Net income	4,231	2,176	23,204
Net loss attributable to non-controlling interest	181	902	846

Net income attributable to PowerSecure International, Inc.	$4,412	$3,078	$24,050

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$4,412	$3,000	$19,917
Income from discontinued operations, net of tax	—	78	4,133

Net income	$4,412	$3,078	$24,050

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.22	$0.16	$1.05
Income from discontinued operations	—	—	0.22

Net income attributable to PowerSecure International, Inc. common stockholders	$0.22	$0.16	$1.27

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.22	$0.16	$1.04
Income from discontinued operations	—	—	0.22

Net income attributable to PowerSecure International, Inc. common stockholders	$0.22	$0.16	$1.26

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net income	$4,231	$2,176	$23,204
Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	(123)	—	—
Reclassification adjustment for net (gains) losses included in net income	39	—	—

Total comprehensive income, net of tax	4,147	2,176	23,204
Comprehensive loss attributable to non-controlling interest	181	902	846

Comprehensive income attributable to PowerSecure International, Inc.	$4,328	$3,078	$24,050

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands, except per share data)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	Controlling
	Shares	Value	Capital	(Deficit)	Income (Loss)	Interest	Total
Balance at January 1, 2011	18,702	$187	$114,791	$(29,489)	$—	$1,755	$87,244
Net income				24,050			24,050
Other comprehensive income (loss)					—		—
Non-controlling interest:
Share of income (loss)						(846)	(846)
Stock option compensation			248				248
Issuance and amortization of restricted stock awards	29	—	1,560				1,560
Repurchases of common stock	(78)	(1)	(446)				(447)
Stock option exercises, including tax benefit of $342	255	3	650				653

Balance at December 31, 2011	18,908	189	116,803	(5,439)	—	909	112,462
Net income				3,078			3,078
Other comprehensive income (loss)					—		—
Non-controlling interest:
Capital contribution						433	433
Share of income (loss)						(902)	(902)
Stock option compensation			116				116
Issuance and amortization of restricted stock awards	126	1	768				769
Repurchases of common stock	(928)	(9)	(5,259)				(5,268)
Stock option exercises	97	1	310				311

Balance at December 31, 2012	18,203	182	112,738	(2,361)	—	440	110,999
Net income				4,412			4,412
Other comprehensive income (loss)					(84)		(84)
Non-controlling interest:
Share of income (loss)						(181)	(181)
Acquisition of non-controlling interest	209	2	104			(259)	(153)
Acquisition of Solais	675	7	8,446				8,453
Public stock offering	2,300	23	34,419				34,442
Stock option compensation			167				167
Issuance and amortization of restricted stock awards	346	3	433				436
Repurchases of common stock	(8)	—	(117)				(117)
Stock option exercises	221	2	1,211				1,213

Balance at December 31, 2013	21,946	$219	$157,401	$2,051	$(84)	$—	$159,587

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$4,231	$2,176	$23,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of unconsolidated affiliate	—	(1,439)	(21,873)
Income from discontinued operations	—	(78)	(4,133)
Depreciation and amortization	7,287	4,780	3,423
Stock compensation expense	603	885	2,151
Loss on asset disposals	172	78	37
Equity in income of unconsolidated affiliate	—	—	(1,559)
Distributions from unconsolidated affiliate	—	—	1,576
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(25,984)	(9,664)	(16,873)
Inventories	4,216	68	4,721
Deferred taxes	3,292	1,068	2,059
Other current assets and liabilities	(1,336)	(354)	(1,551)
Other noncurrent assets and liabilities	(597)	(249)	1,152
Accounts payable	8,217	6,579	(1,544)
Accrued and other liabilities	(2,520)	5,959	5,035
Accrued restructuring liabilities	255	709	—

Net cash provided by (used in) continuing operations	(2,164)	10,518	(4,175)
Net cash provided by (used in) discontinued operations	—	334	(1,306)

Net cash provided by (used in) operating activities	(2,164)	10,852	(5,481)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(14,305)	(3,523)	—
Purchases of property, plant and equipment	(9,012)	(10,385)	(16,545)
Additions to intangible rights and software development	(610)	(331)	(426)
Proceeds from sale of property, plant and equipment	177	15	13
Proceeds from sale of unconsolidated affiliate	—	1,445	26,167
Proceeds from sale of discontinued operations	—	—	16,515
Discontinued operations investing activities	—	—	(3)

Net cash provided by (used in) investing activities	(23,750)	(12,779)	25,721

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—	(5,000)
Proceeds from term loan borrowings	25,000	2,400	—
Proceeds from public stock offering, net	34,443	—	—
Proceeds from sale leaseback transactions	—	—	2,097
Principal payments on term loans	(1,946)	(160)	—
Payments on capital lease obligations	(886)	(840)	(796)
Repurchases of common stock	(117)	(5,268)	(447)
Proceeds from stock option exercises	1,213	311	310

Net cash provided by (used in) financing activities	57,707	(3,557)	(3,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,793	(5,484)	16,404
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,122	24,606	8,202

CASH AND CASH EQUIVALENTS AT END OF YEAR	$50,915	$19,122	$24,606

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(all amounts in thousands, except per share data)

1.	Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these three products and services because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among these groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

We conduct all of our on-going business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased on-going operations. See Note 15 for more information concerning our reportable segments.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Income and Comprehensive Income for the

years ended December 31, 2013, 2012 and 2011, Consolidated Balance Sheets as of December 31, 2013 and 2012 and Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011. All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We used the equity method to account for our prior investment in our unconsolidated affiliate.

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

Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, 2013, we held a 67% controlling ownership interest in IES, an LED lighting company in which we acquired a controlling interest in 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $0.2 million. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 0.2 million shares of our common stock valued at a total of $2.9 million on the date of acquisition, issued pursuant to our acquisition shelf registration statement on Form S-4. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there is no non-controlling interest in those entities after the acquisition dates.

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the years ended December 31, 2013, 2012 and 2011:

	Non-controlling Interest
		PowerSecure
	IES	Solar	Total
Balance, January1, 2011	$1,755	$—	$1,755
Income (loss)	(846)	—	(846)

Balance, December 31, 2011	909	—	909
Capital contribution	—	433	433
Income (loss)	(915)	13	(902)

Balance, December 31, 2012	(6)	446	440
Income (loss)	(143)	(38)	(181)
Acquisition of non-controlling interest	149	(408)	(259)

Balance, December 31, 2013	$—	$—	$—

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

Reclassifications – Certain 2012 and 2011 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

Cash and Cash Equivalents – Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Cash paid during the year for:
Interest expense-continuing operations	$666	$149	$456
Income taxes-continuing operations	975	134	892

There were no non-cash investing or financing activities during the years ended December 31, 2013, 2012 or 2011. Cash flows from interest rate swap contracts designated as cash flow hedges are included as a component of interest expense.

Accounts Receivable – Our customers include a wide variety of large and mid-sized businesses, utilities and institutions. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We monitor collections and payments from our customers and adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. In certain instances, from time to time, we may purchase credit insurance on our accounts receivable in order to minimize our exposure to potential credit loss. We maintain a provision for estimated credit losses.

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

Inventories at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Raw materials, equipment and supplies	$15,300	$16,217
Work in process	1,878	2,795
Finished goods	1,043	3,075
Valuation reserve	(1,357)	(1,760)

Total	$16,864	$20,327

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $5.7 million, $4.1 million, and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Property, plant and equipment includes items under capital lease with a net book value of $4.4 million and $4.8 million at December 31, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets – We amortize the cost of intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $1.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2013. The following is a summary of changes in the balance of our goodwill for the years ended December 31, 2013 and 2012:

	2013	2012
Goodwill, beginning of year	$12,884	$7,970
Addition due to the following acquisitions:
ESCO Energy Efficiency Business	3,694
Solais Lighting	11,323
PowerLine	337
Encari	1,988
PowerSecure Solar	—	4,914

Goodwill, end of year	$30,226	$12,884

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2013 and 2012 are $0.6 million and $0.4 million, respectively. Patents and license agreements and other intangibles are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license and other intangible costs at December 31, 2013 and 2012 are $8.1 million and $0.8 million, respectively.

Debt Issuance Costs – Debt issuance costs are capitalized and included in other current and non-current assets in our consolidated balance sheets. These costs are amortized over the term of the corresponding debt instrument using the straight-line method for debt issuance costs related to the revolving portion of our credit facility and the effective interest method for debt issuance costs on our term loan debt. Amortization of debt issuance costs was $0.1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively, and is included in interest expense in our consolidated statements of income.

Debt issuance costs included in other current and non-current assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Debt issuance costs, beginning of year	$227	$301
Addition of debt issuance costs	141	37
Amortization of debt issuance costs	(128)	(111)

Debt issuance costs, end of year	$240	$227

Accrued and Other Liabilities – Accrued and other liabilities at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Accrued project costs	$4,731	$5,437
Payroll, employee benefits and related liabilities	5,038	4,453
Advance billings on projects in progress	14,450	9,655
Warranty reserve	1,302	1,653
Sales, property and franchise taxes	1,200	602
Deferred revenue	735	333
Preferred stock redemption obligation	104	104
Other	3,635	1,650

Total	$31,195	$23,887

Warranty Reserve – We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period that can extend to ten to twenty years for declines in power performance, and a warranty period which can extend to fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities is set forth below:

	Year Ended December 31,
	2013	2012	2011
Warranty provision, beginning of year	$1,653	$1,090	$1,087
Addition due to acquisitions	433	237	—
Accruals for warranties issued during the year	273	499	122
Warranty settlements during the year	(1,057)	(173)	(119)

Warranty provision, end of year	$1,302	$1,653	$1,090

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.9 million and $1.8 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of income.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. During the year ended December 31, 2013, we recorded a $0.3 million loss from the disposal of long-lived assets in connection with our restructuring charges (see Note 5). During the year ended December 31, 2011, we recorded a $0.4 million loss from the write-down of long-lived assets associated with our PowerPackages exit activities, which is included in discontinued operations (see Note 6). We did not record any impairment charges during the year ended December 31, 2012.

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

Derivative Instruments – Our derivative instruments consist solely of two fixed rate interest rate swap contracts that are used to hedge our interest rate risk on a portion of our variable rate debt. These interest rate swap contracts are designated as cash flow hedges. It is our policy to execute such interest rate swaps with creditworthy banks and we do not enter into derivative financial instruments for speculative purposes.

Fair Value Measurements – We measure our derivative instruments at fair value on a recurring basis. The fair value measurements standard establishes a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the standard are described below:

Level 1 –	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 –	Inputs to the valuation methodology include:

•	Quoted market prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 –	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

See Note 9 for more information concerning the fair value of our derivative instruments.

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations	$4,412	$3,000	$19,917
Income from discontinued operations	—	78	4,133

Net income	$4,412	$3,078	$24,050

Basic weighted-average common shares outstanding in period	19,837	18,681	18,877
Dilutive effect of stock options	323	137	262

Diluted weighted-average common shares outstanding in period	20,160	18,818	19,139

Basic earnings per common share:
Income from continuing operations	$0.22	$0.16	$1.05
Income from discontinued operations	—	—	0.22

Basic earnings per common share	$0.22	$0.16	$1.27

Diluted earnings per common share:
Income from continuing operations	$0.22	$0.16	$1.04
Income from discontinued operations	—	—	0.22

Diluted earnings per common share	$0.22	$0.16	$1.26

4.	Acquisitions

Acquisition of Encari – On October 8, 2013, we acquired substantially all of the assets and business of Encari, LLC, an Illinois limited liability company (“Encari”), which is engaged in the business of providing cyber security consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the North American Electric Reliability Corporation’s (NERC) Critical Infrastructure Protection (CIP) Reliability Standards. The acquisition of Encari provides us with new service offerings to our existing utility customers as well as an opportunity to sell PowerSecure services to existing Encari utility customers.

The purchase price for this acquisition was $4.8 million in cash, plus potential additional earn-out consideration which was dependent upon the pre-tax net income of the acquired Encari business exceeding certain thresholds over the 12 month period ending December 31, 2013. Based on the actual results of the acquired Encari business for the 12 month period ending December 31, 2013, no earn-out consideration was paid or payable.

Total revenues and pre-tax income from the Encari business since the date of acquisition included in the accompanying consolidated statements of income for the year ended December 31, 2013 were $0.7 million and $0.2 million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

The following table summarizes the consideration paid to the Encari Stockholders and the fair value allocation of the purchase price:

Consideration paid to Seller:
Cash	$4,764

Accounts receivable, net	$309
Identifiable intangible assets:
Customer relationships	1,900
Backlog	250
Noncompetition agreement	370
Marketing-related assets	20
Accounts payable	(9)
Other current liabilities	(64)

Total identifiable net assets	2,776
Goodwill	1,988

$4,764

As part of the purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, backlog and noncompetition agreements. We used the income approach to value the customer relationships, backlog and noncompetition agreements. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

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

The goodwill of $2.0 million arising from the acquisition consists largely of the assembled workforce of Encari, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and Encari. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of Encari, LLC Pro Forma Results of Operations For the Year Ended December 31,
	2013	2012
Revenues	$272,077	$164,455
Earnings Attributable to PowerSecure International, Inc.:
Income (loss) from continuing operations	$4,668	$3,149
Net income	$4,668	$3,227
Diluted earnings per common share:
Income from continuing operations	$0.23	$0.17
Net income	$0.23	$0.17

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2012. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2013 were adjusted to exclude aggregate acquisition-related cost of $0.1 million incurred by PowerSecure in 2013.

Acquisition of Solais Lighting – On April 12, 2013, we acquired Solais Lighting, Inc., a Delaware corporation ("Solais"). Solais is a Connecticut-based LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais' innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics.

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

Total revenues and pre-tax loss from the Solais business since the date of acquisition included in the accompanying consolidated statements of income for the year ended December 31, 2013 were $5.9 million and $(1.6) million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.4 million were recognized as an expense during the year ended December 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

Consideration paid to Seller:
Cash	$6,535
Shares of Company common stock	8,453

Total consideration paid	$14,988

Cash and cash equivalents	$165
Accounts receivable, net	625
Inventories	194
Other current assets	62
Property, plant and equipment, net	286
Deferred tax asset	769
Identifiable intangible assets:
Customer relationships	1,900
Noncompetition agreement	140
Developed technology	1,200
Accounts payable	(665)
Accrued and other liabilities	(1,011)

Total identifiable net assets	3,665
Goodwill	11,323

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

The goodwill of $11.3 million arising from the acquisition consists largely of the assembled workforce of Solais, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and Solais. All of the goodwill was assigned to our Utility and Energy Technologies segment. None of the acquired goodwill is expected to be deductible for tax purposes. As part of the purchase price allocation process, the amount of the purchase price allocated to goodwill was increased by $0.1 million and the amount of the purchase price allocated to inventory was decreased by $0.1 million from our initial allocation.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of Solais Lighting, Inc. Pro Forma Results of Operations For the Year Ended December 31,
	2013	2012
Revenues	$271,944	$166,441
Earnings Attributable to PowerSecure International, Inc.:
Income (loss) from continuing operations	$4,341	$1,215
Net income	$4,341	$1,293
Diluted earnings per common share:
Income from continuing operations	$0.21	$0.06
Net income	$0.21	$0.06

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2012. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2013 were adjusted to exclude aggregate acquisition-related cost of $1.2 million incurred by PowerSecure and Solais, collectively, in 2013.

Acquisition of ESCO Energy Efficiency Business – On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the ESCO business of Lime Energy Services Co. (“LESCO”), a Massachusetts corporation and wholly-owned subsidiary of Lime Energy Co., a Delaware corporation (“Lime”). The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers (“ESCOs”), for the benefit of commercial, industrial and institutional customers as end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The acquired business serves large ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

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

The acquisition was effective as of the end of the day on February 28, 2013. Total revenues and pre-tax income from the ESCO business since the date of acquisition included in the accompanying consolidated statements of income for the year ended December 31, 2013 were $28.3 million and $2.3 million, respectively. In addition, acquisition related costs in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

Consideration paid to Seller:
Cash	$1,971

Accounts receivable	$5,735
Inventories	558
Property, plant and equipment, net	135
Identifiable intangible assets:
Customer relationships	1,400
Trademarks	160
Backlog	120
Noncompetition agreement	90
Databases	90
Accounts payable	(1,259)
Accrued and other liabilities	(8,752)

Total identifiable net assets (liabilities)	(1,723)
Goodwill	3,694

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

The goodwill of $3.7 million arising from the acquisition consists largely of the assembled workforce of the ESCO business, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and the ESCO business. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes. As part of the post-closing true-up adjustment, the amount of the purchase price allocated to goodwill was reduced by $0.1 million from our initial allocation.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of ESCO Business Pro Forma Results of Operations For the Year Ended December 31,
	2013	2012
Revenues	$272,250	$198,208
Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$4,132	$1,442
Net income	$4,132	$1,520
Diluted earnings per common share:
Income from continuing operations	$0.20	$0.08
Net income	$0.20	$0.08

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2012. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2013 were adjusted to exclude aggregate acquisition-related cost of $0.1 million incurred by PowerSecure in 2013.

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

We intend to use the assets and resources of PowerLine to conduct safety training for our Utility Infrastructure personnel. The PowerLine acquisition provides us with dedicated efficient and effective safety resources for our employees, enhancing our overall safety programs. We do not intend to provide safety training services to third-parties and others outside of our Energy and Utility Services segment. Accordingly, there have been no revenues associated with the PowerLine acquisition since the date of acquisition. Acquisition related costs were not significant.

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

The operating costs of the PowerLine resources have been included within our Utility and Energy Technologies operating segment since the date of acquisition. Pro forma results of operations for the years ended December 31, 2013 and 2012 have not be included herein as the effects of the acquisition were not material to our results of operations.

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

The effective date of the acquisition of the Acquired Business was June 2, 2012. Total revenues and pre-tax income from PowerSecure Solar since the effective date of acquisition included in the accompanying consolidated statements of income for the year ended December 31, 2012 were $8.2 million and $0.1 million, respectively. Additional acquisition-related costs in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2012, and are included in general and administrative expense in the accompanying consolidated statements of income.

We acquired 90% of the membership interests in, and control the management of, PowerSecure Solar. The Seller retained a 10% non-controlling interest in PowerSecure Solar and retained its business selling solar photovoltaic power systems and solar thermal energy to residential customers and small merchants and professional service providers. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $0.2 million. PowerSecure Solar is now a wholly-owned subsidiary of the Company.

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

The following table summarizes the consideration paid to the Seller for the Acquired Business and the amounts of the assets acquired and the liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in PowerSecure Solar:

Consideration paid to Seller:
Cash	$3,523

Accounts receivable	$1,320
Inventories	3
Property, plant and equipment	156
Identifiable intangible assets	39
Accounts payable	(677)
Accrued and other liabilities	(1,799)

Total identifiable net assets (liabilities)	(958)
Non-controlling interest in PowerSecure Solar	(433)
Goodwill	4,914

$3,523

The goodwill of $4.9 million arising from the acquisition consists largely of the assembled workforce of PowerSecure Solar, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and PowerSecure Solar. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes. The non-controlling interest in PowerSecure Solar in the amount of $0.4 million was valued using a combination of an income approach and a market approach using assumptions, including a discount rate and a terminal value, that are not observable in the market.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2011, is as follows:

	PowerSecure International, Inc
	Acquisition of PowerSecure Solar
	Pro Forma Results of Operations
	For the Year Ended December 31,
	2012	2011
Revenues	$168,575	$154,136
Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$2,146	$18,023
Net income	$2,224	$22,156
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.94
Net income	$0.12	$1.16

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2011. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2012 were adjusted to exclude $0.1 million of acquisition-related costs incurred in 2012.

5.	Restructuring Charges

During 2013 and 2012, we engaged in restructuring programs designed to reduce our cost structure and improve productivity. These initiatives consist of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, and other actions designed to reduce our cost structure and improve productivity. We also incurred inventory and long-term asset impairment charges in connection with our 2013 restructuring activities for assets sold or made obsolete as a result of this program. Our restructuring program activities during the three years ended December 31, 2013 are described in greater detail below.

2013 Business Realignment Charges – During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our LED lighting operations in our Utility and Energy Technologies segment, consisted of the sale of manufacturing equipment and parts inventory, reorganization of the leadership teams, closing facilities and re-sourcing manufacturing from low-cost manufacturers, eliminating certain products, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $4.9 million during the year ended December 31, 2013. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $3.7 million during the year ended December 31, 2013 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges total $1.2 million and are included in restructuring charges as a component of operating expenses. We expect to incur additional charges during the first quarter 2014 in the amount of $0.3 - 1.0 million associated with additional lease abandonment, employee severance and potential additional inventory write-offs. The following table summarizes the 2013 business realignment plan activities and the balance of our accrued liabilities at and for the year ended December 31, 2013:

		Inventory	Leasehold
	Employee	Writedowns and	Termination and
	Termination	Long Term Asset	Other Facility
	Costs	Disposals	Exit Costs	Total
2013 Business Realignment Charges:
Accrued 2013 business realignment charges, January 1, 2013	$—	$—	$—	$—
Costs incurred and charged to expense	789	3,972	110	4,871
Costs paid or otherwise settled	(108)	(3,972)	—	(4,080)

Accrued 2013 business realignment charges, December 31, 2013	$681	$—	$110	$791

2012 Cost Reduction Program Charges – During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program was to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction charges of $2.7 million during the year ended December 31, 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. A total of $2.2 million of the restructuring and cost reduction charges were incurred at our Utility and Energy Technologies segment, while the remaining $0.5 million of restructuring and cost reduction charges were incurred at the corporate level. At December 31, 2013, we have completed all of the cost reduction activities. The following table summarizes the 2012 cost reduction program activities and the balance of the 2012 cost reduction program liabilities at and for the years ended December 31, 2013 and 2012:

	Employee	Employment
	Termination	Arrangement
	Costs	Revisions	Total
2012 Cost Reduction Program Charges:
Accrued 2012 cost reduction program charges, January 1, 2012	$—	$—	$—
Costs incurred and charged to expense	1,250	1,425	2,675
Costs paid or otherwise settled	(541)	(1,425)	(1,966)

Accrued 2012 cost reduction program charges, December 31, 2012	709	—	709
Costs incurred and charged to expense	—	—	—
Costs paid or otherwise settled	(535)	—	(535)

Accrued 2012 cost reduction program charges, December 31, 2013	$174	$—	$174

The balances of accrued restructuring charges at December 31, 2013 and 2012 are included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at December 31, 2013 will be paid or otherwise settled during 2014.

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

The results of PowerPackages discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
PowerPackages Discontinued Operations:
Total revenues	$—	$586	$2,462
Cost of sales and operating expenses	—	460	4,877

Income (loss) before income taxes	—	126	(2,415)
Income tax benefit (expense)	—	(48)	914

Income (loss) from operations	—	78	(1,501)
Gain on disposal	—	—	—
Income tax on disposal	—	—	—

Income (loss) from discontinued operations	$—	$78	$(1,501)

The results of Southern Flow discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Southern Flow Discontinued Operations:
Total revenues	$—	$—	$—
Cost of sales and operating expenses	—	—	—

Income (loss) before income taxes	—	—	—
Income tax benefit (expense)	—	—	—

Income (loss) from operations	—	—	—
Gain on disposal	—	—	5,538
Income tax benefit on disposal	—	—	96

Income (loss) from discontinued operations	$—	$—	$5,634

There were no assets or liabilities of either the PowerPackages or Southern Flow discontinued operations at either December 31, 2013 or 2012.

7.	Investment in Unconsolidated Affiliate

Until June 2011, we owned a significant non-controlling minority portion of the equity interests in MM 1995-2 Business Trust (“MM 1995-2”) through our wholly-owned WaterSecure subsidiary. We accounted for this investment using the equity method and received both equity income and management fees for management services we provided to MM 1995-2 as its managing trustee. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash and we recorded a pretax gain in the amount of $21.9 million from the sale in our financial statements for the year ended December 31, 2011.

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

We recorded a pretax gain in the amount of $1.4 million in our financial statements for the year ended December 31, 2012 related to this final cash distribution from the sale of the assets of MM 1995-2. We do not expect to receive any additional proceeds from the sale. There were no equity income or management fees earned during the year ended December 31, 2012 because MM 1995-2 business activities ceased when the sale was consummated in June 2011.

The following table sets forth summarized financial information for MM 1995-2 for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Total revenues	$—	$—	$9,023
Total costs and expenses	—	—	5,169

Income from operations	—	—	3,854
Gain on disposal	—	3,948	65,672

Net income	$—	$3,948	$69,526

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

On June 19, 2013, we entered into an amendment to the credit agreement to (i) add a $25.0 million, 7 year amortizing term loan to the credit facility, which amortizes and is payable quarterly over its term in equal principal amounts plus accrued interest (the “$25.0 million Term Loan”), (ii) extend the maturity date of the revolving portion of the credit facility by two years to November 12, 2016, and (iii) modify certain covenants and other terms and conditions of the Credit Agreement.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	2,080	2,240
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	23,214	—

Total debt	25,294	2,240
Less: Current portion	(3,731)	(160)

Long-term debt, net of current portion	$21,563	$2,080

The credit agreement, as amended, provides for (i) a $20 million senior, first-priority secured revolving line of credit that matures on November 12, 2016; (ii) a previously issued $2.6 million term loan amortizing through November 2016; and (iii) the new $25.0 million Term Loan that amortizes through June 30, 2020. The credit facility has been guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

We have used, and intend to continue to use, the proceeds available under the credit facility including the new $25 million Term Loan to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes. The maturity date of the revolving portion of the credit facility was extended under the amendment by two years until November 12, 2016. The maturity date of the existing $2.6 million term loan, of which $2.1 million was outstanding as of December 31, 2013, was unaffected by the amendment. In connection with the extension of the revolving credit facility and the addition of the $25 million Term Loan, our previous option, prior to that maturity date, to convert a portion of outstanding principal balance of the revolving portion of the credit facility into a two year term loan at maturity has been eliminated.

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

Scheduled annual principal payments on our outstanding debt obligations at December 31, 2013 are as follows:

	Revolving			Total
Scheduled Principal Payments for the Year Ending December 31:	Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Principal Payments
2014	$—	$3,571	$160	$3,731
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$23,214	$2,080	$25,294

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 9, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at December 31, 2013, $18.6 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.7 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth of approximately $104 million at December 31, 2013, computed on a quarterly basis, of not less than the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of December 31, 2013, we were in compliance with these financial covenants.

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

There was an aggregate balance of $25.3 million outstanding under the two term loans under our credit facility as of December 31, 2013. There were no balances outstanding on the revolving portion of the credit facility at, or during the year ended, December 31, 2013 or at December 31, 2012 or at March 7, 2014. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

9.	Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25.0 million Term Loan floating rate debt that we entered into on June 19, 2013 (see Note 8). The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at December 31, 2013 was $18.6 million. The termination dates of the swap contracts and the maturity date of the $25.0 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of December 31, 2013 and 2012, are as follows:

Derivative designated as	Balance Sheet	December 31,		Balance Sheet	December 31,
hedging instrument:	Location	2013	2012	Location	2013	2012
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$157	$—

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”):

	Amounts Reclassified from AOCI into income			Affected Line Item in the
	Year Ended December 31,			Consolidated Statements
AOCI Component	2013	2012	2011	of Income
Gain (loss) on cash flow hedges:
Interest rate swaps	$(73)	$—	$—	Interest expense
	(34)	—	—	Tax expense (benefit)

	$(39)	$—	$—	Net of tax

	Amount of gain (loss) recognized in AOCI
	Year Ended December 31,
AOCI Component	2013	2012	2011
Gain (loss) on cash flow hedges:
Unrealized gain (loss) - Interest rate swaps	$(230)	$—	$—
Tax expense (benefit)	(107)	—	—

Gain (loss) - Net of tax	$(123)	$—	$—

We did not realize any ineffectiveness related to our cash flow hedges during the years ended December 31, 2013, 2012 and 2011.

10.	Capital Lease Obligation

We have a capital lease with SunTrust Equipment Finance and Leasing (as lessor), an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $0.1 million over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

Proceeds of the lease financing were used to finance capital investments in equipment for our recurring revenue distributed generation projects. We account for the lease financing as a capital lease in our consolidated financial statements.

The lease provides us with limited rights, subject to the lessor's approval which will not be unreasonably withheld, to relocate and substitute equipment during its term. The lease contains representations and warranties and covenants relating to the use and maintenance of the equipment, indemnification and events of default customary for leases of this nature. The lease also grants to the lessor certain remedies upon a default, including the right to cancel the lease, to accelerate all rent payments for the remainder of the term of the lease, to recover liquidated damages, or to repossess and re-lease, sell or otherwise dispose of the equipment.

The balances of our capital lease obligation shown in the consolidated balance sheet at December 31, 2013 and 2012 consist entirely of our obligation under the equipment lease described above. The scheduled annual payments on our capital lease obligation are as follows:

Year Ending December 31:	Scheduled Payments
2014	$1,015
2015	1,016

Total minimum lease payments	2,031
Less: Interest included in the lease payments	110

Present value of minimum lease payments	$1,921

11.	Share-Based Compensation

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

Stock Options – Net income for the years ended December 31, 2013, 2012, and 2011 includes $0.2 million, $0.1 million, and $0.2 million, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.1 million, and $0.2 million, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income.

A summary of option activity for the year ended December 31, 2013 is as follows:

			Weighted Average
	Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	70	14.97
Exercised	(220)	5.50
Expired	—	—
Forfeited	(19)	7.00

Balance, December 31, 2013	669	$8.59	4.55	$8.58

Exercisable, December 31, 2013	515	$8.17	3.36	$9.00

A summary of option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	80	5.07
Exercised	(97)	3.22
Expired	—	—
Forfeited	(56)	7.31

Balance, December 31, 2012	838	$7.21	4.56	$0.60

Exercisable, December 31, 2012	679	$7.56	3.71	$0.25

A summary of option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2010	1,247	$5.98
Granted	20	5.45
Exercised	(292)	1.98
Expired	(33)	13.00
Forfeited	(31)	6.29

Balance, December 31, 2011	911	$6.98	5.01	$	n/m	(1)

Exercisable, December 31, 2011	749	$7.14	4.38	$	n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on December 31, 2011.

The weighted average grant date fair value of the options granted during the years ended December 31, 2013, 2012 and 2011 was $6.04, $1.94 and $2.19, respectively. The fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011 was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	44.5%	43.5%	44.8%
Risk free interest rate	1.45%	0.74%	1.48%
Annual dividends	$—	$—	$—
Expected life (years)	5	5	5

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. At December 31, 2013 and 2012, there was $0.5 million and $0.5 million, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2013 are expected to be recognized over a weighted average period of approximately 2.0 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $0.3 million and $1.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $0.3 million and $0.3 million, respectively. The tax benefit realized on the 2013, 2012 and 2011 stock option exercises was $0, $0 and $0.3 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $0.1million, $0.1 million and $0.4 million, respectively.

Restricted Stock Awards – Net income for the years ended December 31, 2013, 2013 and 2011 includes $0.4 million, $0.8 million and $1.6 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. All of the restricted stock award compensation expense during the years ended December 31, 2013, 2012 and 2011 is included in general and administrative expenses in the accompanying consolidated statements of income. A summary of restricted stock award activity for the three years ended December 31, 2013 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, January 1, 2011	478	$11.00
Granted	29	6.77
Vested	(97)	7.75
Forfeited	—	—

Balance, December 31, 2011	410	11.47
Granted	126	5.24
Vested	(436)	11.01
Forfeited	—	—

Balance, December 31, 2012	100	5.62
Granted	346	15.52
Vested	(59)	6.24
Forfeited	—	—

Balance, December 31, 2013	387	$14.37

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees vest in equal annual amounts over three, five or ten years. All restricted and unvested shares automatically vest upon a change in control.

The fair value of unvested restricted shares are being amortized on a straight-line basis over the vesting period. At December 31, 2013, the balance of unrecognized compensation cost related to unvested restricted shares was $5.5 million, which is expected to be recognized over a weighted average period of approximately 7.5 years.

12.	Commitments and Contingencies

Performance Bonds and Parent Guarantees – In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2013, we had approximately $88 million in surety bonds outstanding, including outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business (See Note 4). Based upon the current status of our contracts and projects, we estimate our remaining exposure on our outstanding surety bonds was approximately $30 million at December 31, 2013. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

From time to time, in the ordinary course of business we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and which exposes us to performance risks that may not be covered by warranties, or may invalidate warranties or performance certifications. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. As a result, from time to time we encounter situations in which the responsibility for the performance issues is unclear, or difficult to ascertain. Because of our strong focus on customer satisfaction, we often take on the cost of repairs in excess of our contractual obligations. Additionally, the outcome of any performance disputes or warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally. As a result, there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

We have experienced performance issues with two types of component parts, in particular, which we have made progress in correcting or mitigating, but which continue to represent operational and financial risks to our business: 1) a component we incorporated into a distributed generation system configuration installed in many of the systems deployed for our customers has been deemed to invalidate the generator manufacturer’s warranty and may cause other customer issues and costs, and 2) generators we purchased from a certain supplier have had performance issues in a system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have actively worked to correct and resolve the performance issues and have made progress in mitigating certain elements of their risk, but the risk is not eliminated. Given that we continue to have risk related to these matters, and the inherent uncertainty in assessing and quantifying the costs and certainty regarding their resolution, we are unable to estimate the potential negative impacts from these two particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any specific adjustment to our warranty reserve for these particular performance issues, other than our regular reserves for minor repairs, as the estimated cost, if any, of fulfilling our obligations for these matters within a possible range of outcomes is not determinable as of this date.

From time to time, we are involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us, and pursue our full legal rights in cases where we have been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on our business, financial condition or results of operations.

Operating Leases – We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Many of these leases have renewal provisions. Lease expense associated with our continuing operations for the years ended December 31, 2013, 2012 and 2011 totaled $5.9 million, $3.6 million and $3.9 million, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Year Ending December 31:	Scheduled Payments
2014	$6,233
2015	5,623
2016	5,277
2017	3,909
2018 and thereafter	5,855

Total minimum rental payments	$26,897

Employee Benefit Plan – We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In each of the three years ended December 31, 2013, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. Our 401(k) Plan expense associated with our continuing operations for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.6 million, and $0.4 million, respectively.

Deferred Compensation Plan – We have a deferred compensation arrangement with Sidney Hinton, our President and Chief Executive Officer, that provides for lifetime payments by us to him of $0.2 million per year, in monthly installments, upon his retirement. The deferred compensation payments under the plan vested on August 15, 2012. In 2007, we purchased a fixed deferred annuity contract through John Hancock Annuities in order to fund our expected obligation under the plan. In 2013, we determined that the John Hancock annuity did not protect the Company against all uncertainties and risks related to funding the future benefits owed under the arrangement. Specifically, the John Hancock annuity we acquired in 2007 was built on long-term interest rate assumptions that are no longer valid given the unforeseen protracted periods of low interest rates that we have experienced in the past several years. Accordingly, in December 2013, we cancelled the John Hancock annuity and transferred the accumulated balance in the amount of $2.5 million, together with an additional cash payment of $0.6 million, to an annuity offered through New York Life. As a result of this transaction, we incurred an expense of $0.5 million during the fourth quarter of 2013.

The New York Life annuity guarantees our obligations under the deferred compensation arrangement, and is not subject to interest rate or other market risk. The balance of the New York Life annuity at December 31, 2013 is $3.1 million, measured at historical cost, and the balance of the John Hancock annuity at December 31, 2012 was $2.5 million, measured at fair value. The annuity balances are included in the accompanying consolidated balance sheet under other assets. We intend to account for the New York Life annuity at historical cost in the future as we do not expect the fair value will be readily measureable from period to period, due to the nature of the investment. We measured the John Hancock annuity at fair value until it was terminated in December 2013 and recorded the appreciation in value as interest income in our consolidated statements of income. For fair value measurement purposes, we classified the John Hancock annuity as a Level 3 investment in the fair value hierarchy.

We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2013 and 2012 is $2.5 million and $1.7 million, respectively, and is included in the accompanying consolidated balance sheet under other long-term liabilities. The accompanying consolidated statements of income includes general and administrative expense in the amount of $0.8 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the deferred compensation plan.

Employment Agreements – We have employment and non-competition agreements with Sidney Hinton, our President and Chief Executive Officer (the “Hinton Employment Agreement”) and with Christopher Hutter, our Executive Vice President and Chief Financial Officer (the “Hutter Employment Agreement”). As amended, these employment agreements provide for base salary, bonus payments under our executive incentive compensation plan, grants of restricted shares of our common stock, severance benefits depending on the circumstances of the employee termination, and disability insurance policies. In addition, the Hinton Employment Agreement also provides for a $5.0 million life insurance policy and the deferred compensation payments discussed above. The Hinton Employment Agreement expires December 31, 2015, subject to automatic successive one-year renewal periods unless either we or Mr. Hinton gives notice of termination. The Hutter Employment Agreement commenced a similar automatic successive one-year extension period on December 10, 2012, per its terms, and accordingly is currently extended until December 10, 2014.

We also have employment agreements with certain other executive officers and with other key employees which provide for base salary, restricted stock grants, incentive compensation, “change-in-control” provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

Related Party Distributorship and Non-Compete Agreement – In August 2009, we entered into a distributorship and non-compete arrangement with Apex Controls, Inc. (“Apex”) and its principal, Jonathan Hinton (“J. Hinton”), the son of Sidney Hinton, our President and Chief Executive Officer. We entered into this arrangement in order to enhance our ability to accelerate sales of our LED lighting product line and to restrict Apex and J. Hinton from competing with us through October 1, 2015. Under this arrangement, we appointed Apex as our independent, non-exclusive distributor, primarily to sell and distribute our EfficientLights LED lighting solutions for refrigerated cases. Under this arrangement, we had the right of first refusal to purchase Apex upon the proposed sale of 50% or more of the assets or equity of Apex, on the same basis as the proposed purchaser. In 2013, the distributorship and non-compete agreement was cancelled, by mutual agreement. During the years ended December 31, 2013, 2012 and 2011, we recognized expense of $0.1 million, $0.1 million, and $0.1 million, respectively, related to the arrangement.

13.	Income Taxes

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

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$123	$(25)	$204
State	256	(146)	(580)

Total current	379	(171)	(376)

Deferred:
Federal	3,122	1,169	3,150
State	171	(148)	360

Total deferred	3,293	1,021	3,510

Total income tax expense	$3,672	$850	$3,134

Total income tax expense applicable to our continuing operations differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The following table reconciles such differences for the years ended December 31:

	Year Ended December 31,
	2013	2012	2011
Federal taxes at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.1%	(10.8)%	(1.5)%
Permanent items	4.6%	(8.7)%	1.0%
Tax benefit for NOL, net of valuation allowance	—%	—%	(21.2)%
True ups and other adjustments	2.8%	14.3%	1.8%

Effective income tax rate for continuing operations	46.5%	28.8%	14.1%

The major component of the 2012 True Ups and other adjustments was comprised of stock awards that vested in late 2012, in which the cumulative book expense exceeded tax deductions. During 2012 certain stock awards granted in prior years were subject to cliff vesting in 2012. These awards had been amortized for book purposes over a five year vesting period based on the stock price on the date of grant, and the tax deduction was all recorded in 2012 when the stock awards became vested based on the stock price on date of vesting. The stock price at the time these awards were granted was significantly higher than the stock price at the time these awards vested, resulting in the equity compensation adjustment. A lesser component of the 2012 True ups and other adjustments is comprised of an adjustment to the tax basis of certain fixed assets.

The components of our federal and state deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$7,471	$7,866
Tax credit carryforwards	319	—
Allowance for bad debts	205	119
Equity compensation	274	847
Other	1,980	2,550

Gross deferred tax assets	10,249	11,382

Deferred tax liabilities:
Differences between book and tax basis of property, equipment and intangible assets	12,389	11,228
Other	463	306

Gross deferred tax liabilities	12,852	11,534

Net deferred tax liability	(2,603)	(152)
Valuation allowance	—	—

Deferred tax liabilities, net	$(2,603)	$(152)

The acquisition of Solais in April 2013 (see Note 4) included approximately $5.0 million of net operating loss carryforwards available to be utilized against our future taxable income, subject to an annual limitation in the amount that can be utilized in any single year. In addition, the acquisition of Solais resulted in a noncurrent deferred tax liability associated with estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of intangible assets acquired and their respective tax bases. The tax effects of the Solais acquisition described above are included in our deferred tax assets and liabilities at December 31, 2013, but they had no effect on our income tax expense for the year ended December 31, 2013.

In addition, the gain on the sale of the WaterSecure operations in June 2011 (see Note 7) utilized a significant portion of our net operating loss carry-forwards. As a result, during the year ended December 31, 2011, we reduced the balance of our net deferred tax asset and we eliminated the $4.7 million balance of our valuation allowance related to expected utilization of our net operating losses. The effect of the reduction of our net deferred tax asset and elimination of our valuation allowance is included as a component of our income tax expense for the year ended December 31, 2011.

The deferred tax asset for net operating loss carry-forwards at December 31, 2013 and 2012 does not include $0.5 million and $0.2 million, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $1.2 million and $0.5 million tax deductions at December 31, 2013 and 2012, respectively, are included in the unused net operating loss below.

At December 31, 2013, we had unused federal net operating losses to carry forward against future years’ taxable income of $20.4 million and various state carry-forwards that expire in various amounts from 2020 to 2029.

We allocate a portion of our corporate expenses to our subsidiaries in the state income tax returns that they are required to file. The allocation of corporate expenses, and the amounts of such allocations, to our subsidiaries for state income tax purposes is an interpretation of state income tax regulations that we believe are proper and appropriate, however, these allocations may be challenged by state taxing authorities and may be disallowed, in whole or in part, upon audit by such taxing authorities. In addition, for state income tax purposes, the gain apportionment used on the sale of our WaterSecure operations in 2011, and the effects on taxable income in certain states, may also be challenged by state taxing authorities. Accordingly, we have recorded a liability for our estimate of taxes, penalties and interest associated with these uncertain tax positions. Our estimate is based on assumptions regarding the likelihood of successfully defending these tax positions in an audit. We believe these tax positions represent our only material uncertain tax positions at December 31, 2013 and 2012.

With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010. The following is a reconciliation of the beginning and ending amounts of unrecognized state income tax benefits:

	Uncertain Tax Position
	Expense	Gain
	Allocations	Apportionment	Total
Balance at January 1, 2011	$1,703	$—	$1,703
Additions as a result of tax positions taken related to the current year	288	—	288
Reductions from lapse of statute of limitations	(973)	—	(973)

Balance at December 31, 2011	1,018	—	1,018
Additions as a result of tax positions taken related to the current year	181	99	280
Reductions for tax positions of prior year	(125)	—	(125)
Reductions from lapse of statute of limitations	(291)	—	(291)

Balance at December 31, 2012	783	99	882
Additions as a result of tax positions taken related to the current year	204	—	204
Reductions from lapse of statute of limitations	(192)	—	(192)

Balance at December 31, 2013	$795	$99	$894

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.

We recognize interest and penalties related to our tax contingencies as income tax expense or benefit. The total amount of interest and penalty expense (benefit) resulting from the changes in our uncertain tax positions recognized in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 was $0, $0, and ($0.3) million, respectively. The total amount of accumulated interest and penalties recognized in the accompanying consolidated balance sheet at December 31, 2013 and 2012 is $0.3 million and $0.3 million, respectively. We expect that the unrecognized tax benefit associated with our uncertain tax positions will remain approximately the same in 2014 and we are not able, at this time, to reasonably estimate the range of the possible change.

14.	Capital Stock

Stock Offering – On August 21, 2013, we completed the public offering of 2.3 million shares of our common stock at a gross sales price of $16.00 per share. We received net proceeds from the offering of $34.4 million after deducting the underwriting discount and costs directly attributable to the offering. We have and continue to use the net proceeds from the sale of our shares in the offering for general corporate purposes, including but not limited to working capital, capital expenditures, acquisitions and other business opportunities.

We also granted the underwriters in the public offering a 30-day option to purchase up to 345,000 additional shares of common stock at $16.00 per share to cover any over-allotments, which expired without being exercised.

NYSE Listing – On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on the NASDAQ Global Select Market, also under the symbol “POWR”.

Stock Repurchases – In November 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock. In December 2012, our board of directors authorized an increase of our stock repurchase program for an additional $5.0 million in shares of our common stock and an extension of the period of the stock repurchase program for up to two years after that increase. Repurchases of shares may be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2013, we did not repurchase any shares under the program. During the year ended December 31, 2012, a total of 0.8 million shares were repurchased under the program at a gross purchase price, including commission costs, of $4.7 million, or an average price of $5.77 per share. During the year ended December 31, 2011, a total of 0.1 million shares were repurchased under the program at a gross purchase price, including commission costs, of $0.3 million, or an average price of $4.88 per share. The stock repurchase program may continue through December 2014, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, at the discretion of our board of directors. At December 31, 2013, a total of approximately $5.0 million in shares of common stock remained available to be purchased under the stock repurchase program.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. In connection with the vesting of restricted shares, we received 8 thousand shares from employees who tendered shares at a gross purchase price of $0.1 million during the year ended December 31, 2013. During the year ended December 31, 2012, we received 0.1 million shares from employees who tendered shares at a gross purchase price of $0.6 million. During the year ended December 31, 2011, we received 21 thousand shares from employees who tendered shares at a gross purchase price of $0.2 million. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The New York Stock Exchange or the NASDAQ Global Select Market.

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

15.	Segment Information

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

Utility and Energy Technologies – Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service groupings are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies products and services among these groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

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

	Year Ended December 31, 2013
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$270,234	$—	$270,234
Cost of Sales (excluding depreciation and amortization)	198,651	—	198,651

Gross Profit	71,583	—	71,583

Operating expenses:
General and administrative	41,216	5,855	47,071
Selling, marketing and service	7,381	—	7,381
Depreciation and amortization	7,287	—	7,287
Restructuring charges	1,205	—	1,205

Total operating expenses	57,089	5,855	62,944

Operating Income (loss)	14,494	(5,855)	8,639
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—
Interest income and other income	—	81	81
Interest expense	(218)	(599)	(817)

Income (loss) before income taxes	$14,276	$(6,373)	$7,903

Total capital expenditures	$9,622	$—	$9,622

Total goodwill	$30,226	$—	$30,226

Total assets	$209,371	$47,014	$256,385

	Year Ended December 31, 2012
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$162,039	$—	$162,039
Cost of Sales (excluding depreciation and amortization)	110,953	—	110,953

Gross Profit	51,086	—	51,086

Operating expenses:
General and administrative	31,217	4,984	36,201
Selling, marketing and service	5,560	—	5,560
Depreciation and amortization	4,779	1	4,780
Restructuring charges	2,129	546	2,675

Total operating expenses	43,685	5,531	49,216

Operating Income (loss)	7,401	(5,531)	1,870
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	1,439
Interest income and other income	—	88	88
Interest expense	(260)	(189)	(449)

Income (loss) before income taxes	$7,141	$(4,193)	$2,948

Total capital expenditures	$10,716	$—	$10,716

Total goodwill	$12,884	$—	$12,884

Total assets	$145,320	$13,827	$159,147

	Year Ended December 31, 2011
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$130,015	$—	$130,015
Cost of Sales	89,321	—	89,321

Gross Profit	40,694	—	40,694

Operating expenses:
General and administrative	28,432	5,220	33,652
Selling, marketing and service	4,651	—	4,651
Depreciation and amortization	3,392	31	3,423
Restructuring charges	—	—	—

Total operating expenses	36,475	5,251	41,726

Operating Income (loss)	4,219	(5,251)	(1,032)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,873	21,873
Equity income	—	1,559	1,559
Management fees	—	282	282
Interest income and other income	—	98	98
Interest expense	(383)	(192)	(575)

Income (loss) before income taxes	$3,836	$18,369	$22,205

Total capital expenditures	$16,971	$—	$16,971

Total goodwill	$7,970	$—	$7,970

Total assets	$118,546	$24,029	$142,575

16.	Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2013 and 2012. In our opinion, this unaudited information has been prepared on substantially the same basis as our consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. This unaudited consolidated quarterly data should be read together with our audited consolidated financial statements and the other notes thereto. The results for any past quarter are not necessarily indicative of results for any future period.

	Quarter in 2013
	First	Second	Third	Fourth
Revenues	$44,957	$70,187	$81,510	$73,580
Cost of sales (excluding depreciation and amortization)	31,217	50,304	60,060	57,070

Gross profit	13,740	19,883	21,450	16,510
Total operating expenses	12,673	16,425	15,509	18,337

Operating income (loss)	1,067	3,458	5,941	(1,827)
Other income (expense), net	(84)	(111)	(241)	(300)

Income (loss) before income taxes	983	3,347	5,700	(2,127)
Income tax expense (benefit)	374	1,305	2,227	(234)

Income (loss) from continuing operations	609	2,042	3,473	(1,893)
Discontinued operations:
Income (loss) from operations, net of tax	—	—	—	—
Gain on disposal, net of tax	—	—	—	—

Net income (loss)	609	2,042	3,473	(1,893)
Net loss attributable to non-controlling interest	124	57	—	—

Net income (loss) attributable to PowerSecure International	$733	$2,099	$3,473	$(1,893)

Basic earnings per common share:
Income (loss) from continuing operations	$0.04	$0.11	$0.17	$(0.09)
Income (loss) from discontinued operations	—	—	—	—

Basic earnings (loss) per common share	$0.04	$0.11	$0.17	$(0.09)

Diluted earnings per common share:
Income (loss) from continuing operations	$0.04	$0.11	$0.17	$(0.09)
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings (loss) per common share	$0.04	$0.11	$0.17	$(0.09)

	Quarter in 2012
	First	Second	Third	Fourth
Revenues	$33,185	$37,867	$44,236	$46,751
Cost of sales (excluding depreciation and amortization)	23,630	25,663	30,360	31,300

Gross profit	9,555	12,204	13,876	15,451
Total operating expenses	10,788	11,595	13,386	13,447

Operating income (loss)	(1,233)	609	490	2,004
Other income (expense), net	(86)	1,346	(92)	(90)

Income (loss) before income taxes	(1,319)	1,955	398	1,914
Income tax expense (benefit)	(393)	621	119	503

Income (loss) from continuing operations	(926)	1,334	279	1,411
Discontinued operations:
Income (loss) from operations, net of tax	35	32	11	—
Gain on disposal, net of tax	—	—	—	—

Net income (loss)	(891)	1,366	290	1,411
Net loss attributable to non-controlling interest	288	277	192	145

Net income (loss) attributable to PowerSecure International	$(603)	$1,643	$482	$1,556

Basic earnings per common share:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.03	$0.08
Income (loss) from discontinued operations	—	—	—	—

Basic earnings (loss) per common share	$(0.03)	$0.09	$0.03	$0.08

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.03	$0.08
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings (loss) per common share	$(0.03)	$0.09	$0.03	$0.08

SCHEDULE II

		Additions:
	Balance at	Charged to			Balance at
	Beginning of	Operating	Deductions:		End of
Description	Period	Expenses	Write-offs		Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$336	$533	$(325	)(1)	$544
Year ended December 31, 2012	174	195	(33	)(1)	336
Year ended December 31, 2011	415	69	(310	)(1)	174
Inventory reserve:
Year ended December 31, 2013	$1,760	$566	$(969	)(2)	$1,357
Year ended December 31, 2012	1,517	313	(70	)(2)	1,760
Year ended December 31, 2011	1,792	35	(310	)(2)	1,517

(1)	Represents amounts written off as uncollectible, less recoveries.
(2)	Represents amounts written off against reserve, less recoveries.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer

Date: March 10, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SIDNEY HINTON	President, Chief Executive Officer	March 10, 2014
Sidney Hinton	and Director
(Principal Executive Officer)

/s/ CHRISTOPHER T. HUTTER	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	March 10, 2014
Christopher T. Hutter
(Principal Financial Officer)

/s/ GARY J. ZUIDERVEEN	Vice President of Financial Reporting,	March 10, 2014
Gary J. Zuiderveen	Controller, Principal Accounting Officer,
Assistant Treasurer and Assistant Secretary
(Principal Accounting Officer)

/s/ W. KENT GEER	Director	March 10, 2014
W. Kent Geer

/s/ THOMAS J. MADDEN III	Director	March 10, 2014
Thomas J. Madden III

/s/ KEVIN P. COLLINS	Director	March 10, 2014
Kevin P. Collins

/s/ JOHN A. (ANDY) MILLER	Director	March 10, 2014
John A. (Andy) Miller

/s/ A. DALE JENKINS	Director	March 10, 2014
A Dale Jenkins

S-1

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Year Ended December 31, 2013

EXHIBIT INDEX

Number	Description

(1.1)	Underwriting Agreement, dated as of August 16, 2013, between PowerSecure International, Inc. and Robert W. Baird & Co. Incorporated, as representatives of the underwriters named therein (Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K, filed August 16, 2013.)

(2.1)	Asset Contribution and Sale Agreement, dated as of June 5, 2012, among Southern Energy Management PowerSecure, LLC, Southern Energy Management, Inc., Robert S. Kingery and Maria T. Kingery (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed June 6, 2012.)

(2.2)	Asset Purchase and Sale Agreement, dated as of February 28, 2013, among Lime Energy Services Co., Lime Energy Co. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2013.)

(2.3)	Agreement and Plan of Merger, dated as of April 12, 2013, among Solais Lighting, Inc., the stockholders of Solais Lighting, Inc., PowerSecure International, Inc. and Brite Idela, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2013.)

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed August 22, 2007.)

(3.3)	Certificate of Amendment to the Second Restated Certificate of Incorporation of PowerSecure International, Inc., filed with the Secretary of State of the State of Delaware on June 19, 2012. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-182214.)

(3.4)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(10.1)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.2)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.3)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.4)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.5)	PowerSecure International, Inc. 2008 Stock Incentive Plan, as amended and restated effective June 19, 2012. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 27, 2012.)*

(10.6)	Form of Restricted Stock Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)*

(10.7)	Form of Incentive Stock Option Agreement for Employees under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)*

(10.8)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)*

(10.9)	Form of Non-Qualified Stock Option Agreement for Directors (Net Exercise Model) under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)*

(10.10)	Form of Non-Qualified Stock Option Agreement for Employees (Net Exercise Model) under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)*

(10.11)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(10.12)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)*

(10.13)	Restricted Stock Agreement, dated as of December 5, 2013, between PowerSecure International, Inc. and Sidney Hinton (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 9, 2013.)*

(10.14)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)*

(10.15)	Employment and Non-Competition Agreement, dated as of September 28, 2012, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 4, 2012.)*

(10.16)	PowerSecure International, Inc. 2010 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2010.)*

(10.17)	Summary Sheet of Compensation of Non-Employee Directors, as of January 1, 2014. (Filed herewith.)*

(10.18)	Amended and Restated Credit Agreement, dated as of December 21, 2011, among Registrant, as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.19)	Confirmation Agreement, dated as of December 21, 2011, among Registrant and its active subsidiaries and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.20)	First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2012, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 19, 2012.)

(10.21)	Second Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2013 among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.22)	Amended and Restated Credit Agreement, dated as of December 21, 2011, as amended through June 19, 2013, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.23)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.24)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.25)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.26)	Deed of Trust, dated as of January 17, 2008, by PowerSecure, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008.)

(10.27)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.28)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.29)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.30)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.31)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.32)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.33)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.34)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.35)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.36)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensation plan or arrangement.