Form 10-Q
period 2014-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2014-05-07
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2014, 22,364,162 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$38,210	$50,915
Trade receivables, net of allowance for doubtful accounts of $331 and $544, respectively	82,253	89,801
Inventories	18,226	16,864
Income taxes receivable	3,726	1,045
Deferred tax asset, net	5,368	5,368
Prepaid expenses and other current assets	2,285	2,235

Total current assets	150,068	166,228

Property, plant and equipment:
Equipment	57,220	56,706
Furniture and fixtures	581	572
Land, building and improvements	6,149	6,134

Total property, plant and equipment, at cost	63,950	63,412
Less accumulated depreciation and amortization	18,510	17,467

Property, plant and equipment, net	45,440	45,945

Other assets:
Goodwill	30,226	30,226
Restricted annuity contract	3,137	3,137
Intangible rights and capitalized software costs, net of accumulated amortization of $5,539 and $4,955, respectively	8,274	8,715
Other assets	1,211	1,240

Total other assets	42,848	43,318

Total Assets	$238,356	$255,491

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,802	$24,299
Accrued and other liabilities	25,125	31,195
Accrued restructuring liabilities	490	965
Current portion of long-term debt	3,731	3,731
Current portion of capital lease obligation	947	935

Total current liabilities	47,095	61,125

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	20,630	21,563
Capital lease obligation, net of current portion	745	986
Deferred tax liability, net	8,862	8,865
Other long-term liabilities	3,427	3,365

Total long-term liabilities	33,664	34,779

Commitments and contingencies (Notes 7 and 9)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,347,147 and 21,945,720 shares issued and outstanding, respectively	223	219
Additional paid-in-capital	159,670	157,401
Retained earnings (deficit)	(2,208)	2,051
Accumulated other comprehensive income (loss)	(88)	(84)

Total stockholders’ equity	157,597	159,587

Total Liabilities and Stockholders’ Equity	$238,356	$255,491

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$52,797	$44,957
Cost of sales (excluding depreciation and amortization)	41,756	31,217

Gross profit	11,041	13,740

Operating expenses:
General and administrative	13,044	9,832
Selling, marketing and service	2,009	1,385
Depreciation and amortization	2,178	1,456
Restructuring charges	427	—

Total operating expenses	17,658	12,673

Operating income (loss)	(6,617)	1,067
Other income and (expenses):
Interest income and other income	4	21
Interest expense	(300)	(105)

Income (loss) before income taxes	(6,913)	983
Income tax expense (benefit)	(2,654)	374

Net income (loss)	(4,259)	609
Net loss attributable to non-controlling interest	—	124

Net income (loss) attributable to PowerSecure International, Inc.	$(4,259)	$733

Earnings (loss) per share attributable to
PowerSecure International, Inc. common stockholders:
Basic	$(0.19)	$0.04

Diluted	$(0.19)	$0.04

Weighted average common shares outstanding during the period:
Basic	21,979	18,242

Diluted	21,979	18,495

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(4,259)	$609
Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	(45)	—
Reclassification adjustment for net (gains) losses included in net income (loss)	41	—

Total comprehensive income (loss), net of tax	(4,263)	609
Comprehensive loss attributable to non-controlling interest	—	124

Comprehensive income (loss) attributable to PowerSecure
International, Inc.	$(4,263)	$733

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,259)	$609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,178	1,456
Stock compensation expense	278	141
Loss on disposal of miscellaneous assets	41	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	7,548	4,698
Inventories	(1,362)	(4,607)
Other current assets and liabilities	(2,731)	902
Other noncurrent assets and liabilities	84	75
Accounts payable	(7,497)	(686)
Accrued and other liabilities	(6,070)	35
Accrued restructuring liabilities	(475)	(216)

Net cash provided by (used in) operating activities	(12,265)	2,407

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,835)
Purchases of property, plant and equipment	(1,334)	(1,327)
Additions to intangible rights and software development	(151)	(130)
Proceeds from sale of property, plant and equipment	212	—

Net cash used in investing activities	(1,273)	(3,292)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Principal payments on long-term borrowings	(933)	(40)
Principal payments on capital lease obligations	(229)	(217)
Proceeds from stock option exercises	1,995	215

Net cash provided by (used in) financing activities	833	(42)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,705)	(927)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,915	19,122

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,210	$18,195

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three Month Periods Ended March 31, 2014 and 2013

(all amounts in thousands unless otherwise designated, except per share data)

1. Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these three products and services because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among these revenue groupings due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

We conduct all of our on-going business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased on-going operations. See Note 11 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. (“PowerFab”), Innovation Energies, LLC, Southern Energy Management PowerSecure, LLC (“PowerSecure Solar”), Solais Lighting, Inc. (“Solais”) and PowerPackages, LLC, as well as Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc., which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”.

These condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the condensed consolidated financial position of us and our subsidiaries as of March 31, 2014 and the condensed consolidated results of our operations and cash flows for the three months ended March 31, 2014 and 2013.

Principles of Consolidation – The Condensed Consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Comprehensive Income or Loss – Comprehensive income or loss represents the changes in stockholders’ equity during a period resulting from transactions and other events and circumstances from non-owner sources. At March 31, 2014 and December 31,2013, the balance of Accumulated other comprehensive income (loss) (“Accumulated OCI”) consisted solely of changes in the fair value of our interest rate cash flow hedge contracts, net of taxes.

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

Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, 2013, we also held a 67% controlling ownership interest in IES, an LED lighting company in which we acquired our original controlling interest in 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $153 thousand. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 209 thousand shares of our common stock valued at a total of $2.9 million on the date of acquisition, issued pursuant to our acquisition shelf registration statement on Form S-4. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there has been no non-controlling interest in those entities after the acquisition dates.

There was no non-controlling interest activity for the three months ended March 31, 2014. The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
		PowerSecure
	IES	Solar	Total
Balance, December 31, 2012	$(6)	$446	$440
Capital contribution	—	—	—
Income (loss)	(91)	(33)	(124)
Acquisition of non-controlling interest	—	—	—

Balance, March 31, 2013	$(97)	$413	$316

Use of Estimates – The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, among others, percentage-of-completion estimates for revenue and cost of sales recognition, incentive compensation and commissions, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves, deferred tax valuation allowance, purchase price allocations on business acquisitions, fair value estimates of interest rate swap contracts and any impairment charges on long-lived assets and goodwill.

Reclassifications – Certain 2013 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

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

Debt Issuance Costs – Debt issuance costs are capitalized and included in other current and non-current assets in our condensed consolidated balance sheets. These costs are amortized over the term of the corresponding debt instrument using the straight-line method for debt issuance costs related to the revolving portion of our credit facility and the effective interest method for debt issuance costs on our term loan debt. Amortization of debt issuance costs is included in interest expense in our condensed consolidated statements of operations.

Warranty Reserve – We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period that can extend to ten to twenty years for declines in power performance, and a warranty period which can extend to fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve was $1.3 million at both March 31, 2014 and December 31, 2013, and is included in accrued and other liabilities in the accompanying condensed consolidated balance sheet.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended March 31, 2014 and 2013 was $0.3 million and $0.1 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. We did not record any long-lived asset impairment charges during the three months ended March 31, 2014 and 2013.

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

See Note 6 for more information concerning the fair value of our derivative instruments.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). This standard changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

Presentation of Unrecognized Tax Benefit – In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at both March 31, 2014 and December 31, 2013, but had no effect on our net income (loss) or stockholders’ equity.

3. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we reported a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 451 thousand common shares issuable upon the potential exercise of outstanding stock options were excluded from the calculation of diluted weighted average number of shares outstanding for the three months ended March 31, 2014, because their effect was antidilutive to our net loss for that period.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended
	March 31,
	2014	2013
Net income (loss) attributableto PowerSecure International, Inc.	$(4,259)	$733

Basic weighted-average common shares outstanding in period	21,979	18,242
Dilutive effect of stock options	—	253

Diluted weighted-average common shares outstanding in period	21,979	18,495

Basic earnings per common share	$(0.19)	$0.04

Diluted earnings per common share	$(0.19)	$0.04

4. Restructuring Charges

During 2013 and 2012, we engaged in restructuring programs designed to reduce our cost structure and improve productivity. These initiatives consisted of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, and other actions designed to reduce our cost structure and improve productivity. We also incurred inventory and long-term asset impairment charges in connection with our 2013 restructuring activities for assets sold or made obsolete as a result of this program. Our restructuring program activities and the balances of our accrued restructuring liabilities at March 31, 2014 and December 31, 2013 are described in greater detail below.

2013 Business Realignment Charges – During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our LED lighting operations in our Utility and Energy Technologies segment, consisted of the sale of manufacturing equipment and parts inventory, reorganization of the leadership teams, closing facilities and re-sourcing manufacturing from low-cost manufacturers, eliminating certain products, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling

$0.7 million during the three months ended March 31, 2014. These charges consisted of severance and related costs from the elimination of employee positions, inventory write offs, and lease abandonments charges. The inventory write-offs in the amount of $0.3 million during the three months ended March 31, 2014 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges total $0.4 million and are included in restructuring charges as a component of operating expenses. We do not expect to incur significant charges associated with the 2013 business realignment initiatives after March 31, 2014.

The following table summarizes the 2013 business realignment plan activities, and the balance of our accrued liabilities at and for the three months ended March 31, 2014:

		Inventory	Leasehold
	Employee	Writedowns and	Termination and
	Termination	Long Term Asset	Other Facility
2013 Business Realignment Charges:	Costs	Disposals	Exit Costs	Total
Accrued 2013 business realignment charges, December 31, 2013	$681	$—	$110	$791
Costs incurred and charged to cost of sales	—	312	—	312
Costs incurred and charged to restructuring expense	162	116	149	427
Costs paid or otherwise settled	(621)	(428)	(114)	(1,163)

Accrued 2013 business realignment charges, March 31, 2014	$222	$—	$145	$367

2012 Cost Reduction Program Charges – During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program was to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. The associated cost reduction charges were incurred entirely in the second half of 2012. The following table summarizes the 2012 cost reduction program activities, and the balance of the 2012 cost reduction program liabilities at and for the three months ended March 31, 2014:

Employee
Termination
2012 Cost Reduction Program Charges:	Costs
Accrued 2012 cost reduction program charges, December 31, 2013	$174
Costs incurred and charged to expense	—
Costs paid or otherwise settled	(51)

Accrued 2012 cost reduction program charges, March 31, 2014	$123

The balances of accrued restructuring charges at March 31, 2014 and December 31, 2013 are included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at March 31, 2014 will be paid or otherwise settled during the remainder of 2014.

5. Debt and Interest Rate Swap Contracts

We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At March 31, 2014 and December 31, 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. The credit facility has been guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	2,040	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	22,321	23,214

Total debt	24,361	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$20,630	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes.

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

Scheduled principal payments on our outstanding debt obligations at March 31, 2014, are as follows:

	Revolving			Total
Scheduled Principal Payments for	Line of	$25.0 Million	$2.6 Million	Principal
the Year Ending December 31:	Credit	Term Loan	Term Loan	Payments
Remainder of 2014	$—	$2,678	$120	$2,798
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$22,321	$2,040	$24,361

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 6, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at March 31, 2014, $17.9 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.5 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth of approximately $104 million at March 31, 2014, computed on a quarterly basis, which minimum level represents the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of March 31, 2014, we were in compliance with these financial covenants.

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

There was an aggregate balance of $24.4 million outstanding under the two term loans under our credit facility as of March 31, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, March 31, 2014 or at December 31, 2013 or at May 7, 2014. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

6. Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25 million Term Loan floating rate debt (see Note 5). The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at March 31, 2014 was $17.9 million. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of March 31, 2014 and December 31, 2013, are as follows:

Derivative designated as	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
hedging instrument:	Location	2014	2013	Location	2014	2013
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$164	$157

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”):

	Amounts Reclassified from AOCI into income		Affected Line Item in the
	Three Months Ended March 31,		Consolidated Statements
AOCI Component	2014	2013	of Operations
Gain (loss) on cash flow hedges:
Interest rate swaps	$69	$—	Interest expense
	(28)	—	Tax expense (benefit)

	$41	$—	Net of tax

	Amount of gain (loss) recognized in AOCI
	Three Months Ended March 31,
AOCI Component	2014	2013
Gain (loss) on cash flow hedges:
Unrealized gain (loss)—Interest rate swaps	$(75)	$—
Tax (expense) benefit	30	—

Gain (loss)—Net of tax	$(45)	$—

We did not realize any ineffectiveness related to our cash flow hedges during the three months ended March 31, 2014 and 2013.

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

Proceeds of the lease financing were used to finance capital investments in equipment for our recurring revenue distributed generation projects. We account for the lease financing as a capital lease in our condensed consolidated financial statements.

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

The balance of our capital lease obligations shown in the condensed consolidated balance sheet at March 31, 2014 and December 31, 2013 consists entirely of our obligations under the equipment lease described above.

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

Stock Options – Net income (loss) for the three months ended March 31, 2014 and 2013 includes $44 thousand and $39 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of option activity for the three months ended March 31, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2013	669	$8.59
Granted	—	—
Exercised	(218)	9.18
Expired	—	—
Forfeited	—	—

Balance, March 31, 2014	451	$8.31	5.01	$15.13

Exercisable, March 31, 2014	299	$7.42	3.34	$16.02

A summary of option activity for the three months ended March 31, 2013 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2012	838	$7.21
Granted	5	8.25
Exercised	(45)	4.77
Expired	—	—
Forfeited	—	—

Balance, March 31, 2013	798	$7.35	4.43	$5.36

Exercisable, March 31, 2013	636	$7.75	3.52	$4.96

There were no options granted during the three months ended March 31, 2014. The weighted average grant date fair value of the options granted during the three months ended March 31, 2013 was $3.43. The fair value of the stock options granted during the three months ended March 31, 2014 and 2013 was measured using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2014 (1)	2013
Expected stock price volatility	n/m	47.5%
Risk free interest rate	n/m	0.8%
Annual dividends	n/m	$—
Expected life (years)	n/m	5

(1)	2014 amounts are not meaningful as there were no stock options granted during the period.

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2014 and December 31, 2013, there was $0.5 million and $0.5 million, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2014 are expected to be recognized over a weighted average period of approximately 1.9 years.

During the three months ended March 31, 2014 and 2013, the total intrinsic value of stock options exercised was $3.3 million and $0.2 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2014 and 2013 was $2.0 million and $0.2 million, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2014 and 2013 was $5 thousand and $5 thousand, respectively.

Restricted Stock Awards – Net income (loss) for the three months ended March 31, 2014 and 2013 includes $0.2 million and $0.1 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. All of the restricted stock award compensation expense during the three months ended March 31, 2014 and 2013 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of restricted stock award activity for the three months ended March 31, 2014 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2013	387	$14.37
Granted	184	23.33
Vested	(3)	15.18
Forfeited	—	—

Balance, March 31, 2014	568	$17.27

A summary of restricted stock award activity for the three months ended March 31, 2013 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2012	100	$5.62
Granted	30	8.42
Vested	(15)	4.21
Forfeited	—	—

Balance, March 31, 2013	115	$6.53

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees generally vest over five or ten years. All restricted and unvested shares automatically vest upon a change in control.

The fair value of the restricted shares is amortized on a straight-line basis over the respective vesting period. At March 31, 2014, the balance of unrecognized compensation cost related to unvested restricted shares was $9.5 million, which is expected to be recognized over a weighted average period of approximately 6.0 years.

9. Commitments and Contingencies

Performance Bonds and Parent Guarantees – In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2014, we had approximately $102 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $33 million at March 31, 2014. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

10. Income Taxes

The income tax expense (benefit) recorded at March 31, 2014 and 2013 represents our income (loss) before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal income tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

At both March 31, 2014 and December 31, 2013, we had a current deferred tax asset of $6.3 million, which was primarily related to our net operating loss carryforwards. Similarly, at both March 31, 2014 and December 31, 2013, we had a liability in the amount of $0.9 million for unrecognized tax benefits. In accordance with the provisions of ASU No. 2013-11, we have reclassified the liability for the unrecognized tax benefit as a reduction of our net current deferred tax asset at both March 31, 2014 and December 31, 2013. The reclassification of the liability for the unrecognized tax benefit and corresponding reduction of our net current deferred tax asset had no effect on our income tax expense for the three months ended March 31, 2014 or on our stockholders’ equity at either March 31, 2014 or at December 31, 2013.

11. Segment Information

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

The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to condensed consolidated financial statements. We evaluate the performance of our operating segments based on income (loss) before income taxes. There are no intersegment sales. Summarized financial information concerning our reportable segments is shown in the following table. Unallocated Corporate and Other amounts include corporate overhead, insignificant results related to our divested Oil and Gas Services Segment, and other income and interest expense amounts which, for purposes of evaluating the operations of our segments, are not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.

	Three Months Ended March 31, 2014
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$52,797	$—	$52,797
Cost of Sales (excluding depreciation and amortization)	41,756	—	41,756

Gross Profit	11,041	—	11,041

Operating expenses:
General and administrative	11,671	1,373	13,044
Selling, marketing and service	2,009	—	2,009
Depreciation and amortization	2,178	—	2,178
Restructuring charges	427	—	427

Total operating expenses	16,285	1,373	17,658

Operating income (loss)	(5,244)	(1,373)	(6,617)
Other income and (expenses):
Interest income and other income	—	4	4
Interest expense	(45)	(255)	(300)

Income (loss) before income taxes	$(5,289)	$(1,624)	$(6,913)

Total capital expenditures	$1,485	$—	$1,485

Total goodwill	$30,226	$—	$30,226

Total assets	$196,949	$41,407	$238,356

	Three Months Ended March 31, 2013
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$44,957	$—	$44,957
Cost of Sales (excluding depreciation and amortization)	31,217	—	31,217

Gross Profit	13,740	—	13,740

Operating expenses:
General and administrative	8,602	1,230	9,832
Selling, marketing and service	1,385	—	1,385
Depreciation and amortization	1,456	—	1,456
Restructuring charges	—	—	—

Total operating expenses	11,443	1,230	12,673

Operating income (loss)	2,297	(1,230)	1,067
Other income and (expenses):
Interest income and other income	—	21	21
Interest expense	(58)	(47)	(105)

Income (loss) before income taxes	$2,239	$(1,256)	$983

Total capital expenditures	$1,457	$—	$1,457

Total goodwill	$16,703	$—	$16,703

Total assets	$156,373	$13,106	$169,479

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2014, which we refer to as the first quarter 2014, and the three month period ended March 31, 2013, which we refer to as the first quarter 2013, and of our consolidated financial condition as of March 31, 2014 should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the effects on our financial condition, results of operations and prospects of our business acquisitions;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our traditional business model, which is our predominant model, we sell the Distributed Generation system to the customer. We refer to this as a “project-based” or a “customer-owned” model. For Distributed Generation systems sold under the project-based model, the customer acquires ownership of the Distributed Generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we will also usually receive a modest amount of on-going monthly revenues to monitor the system for backup power and peak shaving purposes, as well as to maintain the system.

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

In the first quarter 2014, 80.0% of our Distributed Generation revenues consisted of customer-owned sales, and 20.0% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

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

Energy Efficiency Solutions

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency Solutions: 1) LED lighting fixtures and lamps, and 2) energy efficiency upgrades for our ESCO customers. Our LED lighting solutions are primarily focused on the utility, commercial and industrial markets, while our ESCO energy efficiency solutions are focused on serving the ESCO channel. In the future, we plan to bring our Distributed Generation and LED lighting solutions to our ESCO customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

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

The primary client base for our ESCO products and services include large energy service companies, referred to as “super ESCOs”. Through our relationships with super ESCOs, we provide facility upgrades for public sector customers, including federal, state and local government agencies and educational institutions. As super ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger commercial and industrial clients for which we provide our energy efficiency solutions directly, when a super ESCO is not involved in the customer relationship.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps our super ESCO customers save money, improve facilities and meet energy efficiency goals and mandates for their end-customers. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. In the future we plan to offer our Distributed Generation and LED lighting products as part of these solutions.

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

Recent Developments

In the first quarter 2014, we substantially completed our 2013 restructuring and realignment program that is designed to integrate and streamline our operations and product offerings primarily within our Energy Efficiency product area. These activities, which occurred during the fourth quarter of 2013 and the first quarter 2014, included eliminating certain duplicative facilities, re-sourcing from certain of our energy efficiency suppliers, reducing the number of our Energy Efficiency product offerings, and streamlining our overall organization. These restructuring and realignment actions resulted in a charge of $0.7 million in the first quarter 2014, of which $0.3 million was included in our cost of sales. In total, we incurred $5.6 million of charges related to our 2013 restructuring and realignment program during the fourth quarter of 2013 and the first quarter 2014. We do not expect to incur significant charges related to our 2013 restructuring and realignment program after March 31, 2014.

On April 25, 2014, we announced that we received approximately $23 million in new business awards. The new business awards included $8 million of new turn-key distributed generation business, $6 million in new recurring distributed generation revenues, $5 million in new ESCO energy efficiency projects, and $4 million in new utility infrastructure awards.

Financial Results Highlights

Our consolidated revenues in the first quarter 2014 of $52.8 million increased by $7.8 million, or 17.4%, compared to our consolidated revenues during the first quarter 2013. The drivers of this year-over-year revenue increase included a $7.0 million, or 35.2%, increase in revenues from Utility Infrastructure products and services and a $4.3 million, or 104.2%, increase in revenues from Energy Efficiency products and services, partially offset by a $3.5 million, or 16.5% reduction in revenues from Distributed Generation products and services. Overall, $6.2 million of the increase in revenues was due to incremental revenues from our Solais, Encari and ESCO operations which we acquired in 2013, and the remaining $1.6 million of incremental revenue growth occurred in our existing operations, representing a 3.7% increase over our consolidated revenues in the first quarter 2013. Overall, our revenue growth is the result of our continued strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint, and our utility partners. The reduction in revenues in our Distributed Generation product line during the quarter was a result of a reduction in traditional turn-key Distributed Generation project sales, and to a lesser extent, a reduction in solar distributed generation project sales.

Our first quarter 2014 gross margin as a percentage of revenue decreased to 20.9%, compared to 30.6% in the first quarter 2013. This year-over-year gross margin decrease was driven primarily by inefficiencies in our Utility Infrastructure services, in particular our UtilityServices group, as we took actions to shift resources, including equipment and people, away from certain lower-profit assignments. Our intent was to deploy these resources towards customer opportunities to increase our long-term profitability. However, we were not successful in redeploying all of the assets to new assignments in a timely manner as a result of lower-than-expected revenues from certain customers. These productivity losses caused us to incur higher levels of personnel and equipment cost in our cost of goods sold as a percentage of our revenues, driving the gross margin on our UtilityServices revenue to 5.9 percent for the first quarter 2014, and our overall Utility Infrastructure revenue gross margin to 9.9 percent. This compares to 25.6% Utility Infrastructure revenue gross margin in the first quarter 2013. Distributed Generation revenue gross margins were 36.2% in the first quarter 2014 compared to 36.0% in the first quarter 2013. Energy efficiency revenue gross margins were 24.2% in the first quarter 2014 compared to 26.6% in the first quarter 2013. The year-over-year gross margin decrease in our Energy Efficiency gross margins was due to the $0.3 million inventory charge incurred as part of our restructuring and realignment activities. As is always the case, variability in our quarterly and year-to-date gross margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the first quarter 2014 increased by $5.0 million, or 39.3%, compared to our operating expenses during the first quarter 2013. The year-over-year increase in operating expenses was largely due to $2.8 million of incremental operating expenses during the first quarter 2014 from our 2013 acquisitions of Solais, Encari and ESCO operations, along with $0.4 million of restructuring charges incurred during the first quarter 2014. The remaining year-over-year increase in our operating expenses was due to an increase in selling expenses related to our higher revenue, depreciation and amortization from capital expenditures driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth.

Our consolidated net loss attributable to PowerSecure International, Inc. shareholders for the first quarter 2014 was ($4.3) million, or ($0.19) per diluted share, which includes the $0.7 million restructuring charges, compared to net income attributable to PowerSecure International, Inc. shareholders of $0.7 million, or $0.04 per diluted share, for the first quarter 2013, during which period we did not incur any restructuring charges.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2013 or our quarter ended March 31, 2014, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after March 31, 2014 is $225 million. This includes revenue related to the new business awards described above under “—Recent Developments”. Our revenue backlog represents revenue expected to be recognized after March 31, 2014, for periods including the second quarter of 2014 onward. This backlog figure compares to the revenue backlog of $248 million we reported in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 10, 2014 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog expected to be recognized after March 31, 2014

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$112 million	2Q14 through 4Q14
Project-based Revenue — Long term	$38 million	1Q15 through 2016
Recurring Revenue	$75 million	2Q14 through 2020

Revenue Backlog expected to be recognized after March 31, 2014	$225 million

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

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the first quarter 2014 compared to the first quarter 2013 are entirely attributable to our Utility and Energy Technologies segment, unless otherwise provided.

First Quarter 2014 Compared to First Quarter 2013

Revenues

Our consolidated revenues are generated entirely by sales and services provided by our Utility and Energy Technologies segment. We currently provide a variety of Utility and Energy Technologies products and services, including Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products and services. The following table summarizes our revenues by these groupings for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2014	2013	$	%
Utility and Energy Technologies:
Distributed Generation	$17,495	$20,957	$(3,462)	(16.5)%
Utility Infrastructure	26,828	19,850	6,978	35.2%
Energy Efficiency	8,474	4,150	4,324	104.2%

Total	$52,797	$44,957	$7,840	17.4%

Our consolidated revenues in the first quarter 2014 of $52.8 million increased $7.8 million, or 17.4%, compared to the first quarter 2013, due to an increase in our Utility Infrastructure and Energy Efficiency products and services, partially offset by a decrease in sales of our Distributed Generation products and services. This revenue growth includes $1.6 million of incremental revenue growth in our existing operations and $6.2 million of incremental revenues from our 2013 acquisitions of Solais, Encari and ESCO operations. Our growth is the result of our continued strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our revenues in the first quarter 2014 over the first quarter 2013 consisted of a $7.0 million, or 35.2%, increase in revenues from Utility Infrastructure products and services and a $4.3 million, or 104.2%, increase in revenues from Energy Efficiency products and services, partially offset by a $3.5 million, or 16.5%, decrease in revenues from Distributed Generation products and services. The year-over-year increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, including storm restoration activities, as well as energy companies spending on electrical infrastructure to support oil and gas production. The year-over-year increase in our Energy Efficiency revenues in the first quarter 2014 compared to the first quarter 2013 was driven by an additional $5.6 million in Energy Efficiency revenues from our ESCO business we acquired in February 2013 and from our Solais operations acquired in April 2013, partially offset by a decrease in revenues from EfficientLights lighting products from our existing grocery customers. The year-over-year decrease in our Distributed Generation product sales and services was driven by a reduction in customer-owned turn-key project sales and, to a lesser extent, a reduction in solar distributed generation project sales. In the near-term, we expect revenues to be less than prior year during the last nine months of 2014 due to delays converting sales opportunities in utility infrastructure and distributed generation from our pipeline into our backlog of contracted revenues.

Our future revenues will also depend on the continuing recovery of the domestic economy, the health of the credit markets and the continuing levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders and to realize the growth opportunities provided by our recent acquisitions and any future acquisitions. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future PowerSecure-owned distributed generation recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay or defer large sales orders, depending on their business requirements and capital budgets.

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2014	2013	$	%
Utility and Energy Technologies:
Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$11,170	$13,408	$(2,238)	(16.7)%
Utility Infrastructure	24,163	14,763	9,400	63.7%
Energy Efficiency	6,423	3,046	3,377	110.9%

Total	$41,756	$31,217	$10,539	33.8%

Gross Profit:
Distributed Generation	$6,325	$7,549	$(1,224)	(16.2)%
Utility Infrastructure	2,665	5,087	(2,422)	(47.6)%
Energy Efficiency	2,051	1,104	947	85.8%

Total	$11,041	$13,740	$(2,699)	(19.6)%

Gross Profit Margins:
Distributed Generation	36.2%	36.0%
Utility Infrastructure	9.9%	25.6%
Energy Efficiency	24.2%	26.6%
Total	20.9%	30.6%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring in connection with our 2013 restructuring and realignment actions which carried over into the first quarter 2014. The 33.8% increase in our consolidated cost of sales and services for the first quarter 2014 compared to the first quarter 2013 was driven by the increase in costs associated with the 17.4% increase in sales, the $0.3 million write-down of Energy Efficiency inventory in connection with our 2013 restructuring and realignment actions that is included in cost of sales, and other factors discussed below leading to the reduction in our gross profit margin.

Our gross profit decreased $2.7 million, or 19.6%, in the first quarter 2014 compared to the first quarter 2013. As a percentage of revenue, our gross profit margin in the first quarter 2014 was 20.9%, a decrease of 9.7 percentage points compared to the first quarter 2013. This year-over-year gross margin decrease was driven primarily by inefficiencies in our Utility Infrastructure services, in particular our UtilityServices group, as we shifted resources away from certain assignments, towards opportunities to increase our future profit margins. These activities took assets out of service for a longer period of time than we anticipated, creating inefficiencies which were amplified by lower than anticipated UtilityServices revenues in the first quarter 2014. These productivity losses caused us to incur higher levels of personnel and equipment in our cost of goods sold as a percentage of our revenues, driving the gross margin on our UtilityServices revenue to 5.9 percent for the first quarter 2014, and our overall Utility Infrastructure revenue gross margin to 9.9 percent.

This compares to 25.6% Utility Infrastructure revenue gross margin in the first quarter 2013. Distributed Generation revenue gross margins were 36.2% in the first quarter 2014 compared to 36.0% in the first quarter 2013. Energy efficiency revenue gross margins were 24.2% in the first quarter 2014 compared to 26.6% in the first quarter 2013. The year-over-year gross margin decrease in our Energy Efficiency gross margins was due to the $0.3 million inventory charge incurred as part of our restructuring and realignment activities. As is always the case, variability in our quarterly and year-to-date gross margins is also caused by regular on-going differences in the mix of specific projects completed in each period. In the near-term, over the next few quarters, we expect our total gross margins will be in the low 20%-range driven by continued inefficiencies in the delivery of our Utility Infrastructure services. This is because we expect to have certain assets out of service for the next several quarters, due to our near term UtilityServices revenues expected to be less than the prior year quarter for the next several quarters. We expect these inefficiencies to be partially offset by continued strength in gross margins from our Distributed Generation and Energy Efficiency revenues. Over the long-term, we expect that our gross profit margins will increase modestly over time because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin distributed generation recurring revenue projects.

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

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	our ability to improve operational efficiencies in our Utility Infrastructure services, in particular our UtilityServices area, including increasing our revenue and improving the productivity of our personnel and equipment;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories, and products and services within these categories, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale, including the realignment of our Energy Efficiency operations and our efforts to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	our ability to manage our Utility Infrastructure labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross margin increases from our recently acquired operations that have lower gross margin profiles, such as PowerSecure Solar and ESCO energy efficiency operations;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations”.

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$13,044	$9,832	$3,212	32.7%
Selling, marketing and service	2,009	1,385	624	45.1%
Depreciation and amortization	2,178	1,456	722	49.6%
Restructuring charges	427	—	427	n/m

Total	$17,658	$12,673	$4,985	39.3%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first quarter 2014, we incurred an aggregate of $2.8 million of incremental operating expenses from our ESCO, Solais and Encari operations, which we acquired at various dates throughout 2013. In addition, our increase in operating costs was driven by an increase in selling expenses related to our significantly higher revenue, additional depreciation and amortization from capital expenditures driven by capital expenditures for Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment includes expenses to continue to strengthen our safety resources and programs. The increase in our operating costs in the first quarter 2014, compared to the first quarter 2013, was also driven by $0.4 million of incremental restructuring charges. These restructuring charges were incurred in connection with first quarter 2014 completion of our 2013 business realignment program. See “—Restructuring charges” below.

Our operating expenses, excluding the restructuring charges, as a percentage of our revenues increased by 4.4 percentage points in the first quarter 2014 compared to the first quarter 2013. This increase reflects operating inefficiencies we experienced in the first quarter 2014 driven by revenue growth that was lower than we had anticipated and lower than our recent run-rates. We anticipate that operating expenses as a percentage of revenues will increase on a year-over-year basis in the near term over the next few quarters as we anticipate that operating cost increases will outpace our revenue growth. However, we expect over the long term that our operating expenses will decrease as a percentage of revenue as our revenue growth returns to historical levels and as we realize the benefits of the actions we took in our recent restructuring and operational realignment activities. Of course, these expectations are dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions. We cannot provide any assurance as to if, when, how much or for how long economic conditions will continue to improve, or the effects of future economic conditions on our revenues, expenses or net income (loss).

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate general and administrative costs. The 32.7% increase in our consolidated general and administrative expenses in the first quarter 2014, as compared to the first quarter 2013, was due primarily to an increase in personnel, insurance, travel, professional fees and consulting, rent and other expenses to support our increasing levels of revenue and our investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2014	2013	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$7,416	$5,794	$1,622	28.0%
Vehicle lease and rental	739	651	88	13.5%
Insurance	700	293	407	138.9%
Rent-office and equipment	413	311	102	32.8%
Professional fees and consulting	455	232	223	96.1%
Travel	617	371	246	66.3%
Telephone	233	181	52	28.7%
Meals and entertainment	278	154	124	80.5%
Utilities	99	78	21	26.9%
Other	721	537	184	34.3%
Unallocated Corporate and Other	1,373	1,230	143	11.6%

Total	$13,044	$9,832	$3,212	32.7%

The majority of the increase in each of the expense categories above during the first quarter 2014 compared to the first quarter 2013 was largely due to $2.2 million of incremental general and administrative expenses during the first quarter 2014 from our 2013 acquisitions of Solais, Encari and ESCO operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The increase in our unallocated corporate and other general and administrative expenses during the first quarter 2014 as compared to the first quarter 2013 was due primarily to an increase in stock compensation expense. We expect our unallocated corporate costs for the remainder of 2014 to remain at similar levels to those incurred during the first quarter 2014.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 45.1% increase in selling, marketing and service expenses in the first quarter 2014, as compared to the first quarter 2013, was due to increases in salaries, commissions, travel, and advertising and promotion, driven by our revenue growth and sales activities to drive future revenues. In addition, our increases in revenue and customers resulted in an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2014	2013	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$741	$685	$56	8.2%
Commission	452	266	186	69.9%
Travel	429	273	156	57.1%
Advertising and promotion	297	151	146	96.7%
Bad debt expense (recovery)	90	10	80	800.0%

Total	$2,009	$1,385	$624	45.1%

In the future, we expect our near-term and long-term selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets acquired as part of our 2013 acquisitions of Solais, Encari and ESCO operations. The 49.6% increase in depreciation and amortization expenses in the first quarter 2014, as compared to the first quarter 2013, primarily reflects increased depreciation resulting from capital investments during 2013, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with potential future acquisitions.

Restructuring Charges. Restructuring charges consist of costs associated with realigning operations, reducing employee counts, eliminating products, exiting certain activities, changing manufacturing sourcing, and other actions designed to reduce our cost structure and improve productivity.

Our 2013 acquisitions provided us with a new, distinct set of opportunities to restructure and realign our operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions to realign our operations to gain cost and performance efficiencies which continued into the first quarter 2014. These actions, which primarily involve our Energy Efficiency operations, consisted of the sale of manufacturing equipment and parts inventory, eliminating certain LED products, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As we completed these 2013 business realignment initiatives in the first quarter 2014, we incurred pre-tax restructuring charges totaling $0.7 million in the first quarter 2014. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $0.3 million in the first quarter 2014 are included in cost of sales. The expenses associated with the remaining business realignment charges totaled $0.4 million in the first quarter 2014. We do not expect to incur significant charges after the first quarter 2014 in connection with the 2013 business realignment program.

There were no similar restructuring charges during the first quarter 2013.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, and income taxes. The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2014	2013	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(45)	(58)	13	(22.4)%

Segment total	(45)	(58)	13

Unallocated Corporate and Other:
Interest income and other income	4	21	(17)	(81.0)%
Interest expense	(255)	(47)	(208)	442.6%
Income tax benefit (expense)	2,654	(374)	3,028	809.6%

Segment total	2,403	(400)	2,803

Total	$2,358	$(458)	$2,816

Interest Income and Other Income. Interest income and other income consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. The amount of interest income and other income during the first quarter 2014was less compared to the first quarter 2013 due to a reduction in interest earned on the balance of our restricted annuity contract. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, and our working capital needs, and future interest rates.

Interest Expense. Interest expense consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. In total, interest expense increased $0.2 million during the first quarter 2014, as compared to the first quarter 2013. The increase in our interest expense reflects interest on our $25.0 million term loan, which we completed in June 2013, partially offset by reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. Absent any new borrowings on our existing credit facility, we expect our future interest and finance charges to decrease slightly over time as the balances of our borrowings are reduced by regular monthly and quarterly installments.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of 38.4% in the first quarter 2014 increased slightly, as compared to the 38.0% effective tax rate in the first quarter 2013. We recorded an income tax benefit during the first quarter 2014 as we incurred a pre-tax loss during the period.

Non-controlling Interest. The non-controlling interest we recorded during the first quarter 2013 represents the minority shareholders’ equity in the income or loss of PowerSecure Solar and IES and is reflected as a reduction or addition to net income or losses to derive income or loss attributable to PowerSecure International stockholders. In May 2013, we acquired the minority shareholder interests in each of these entities. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there are no more non-controlling interests. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the first quarter 2014, as compared to the first quarter 2013, is a result of our acquisition of the non-controlling interests in May 2013.

Fluctuations

Our revenues, expenses, margins, net income (loss), cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the slow and uncertain economic recovery and the inconsistent capital and credit markets, the potential economic consequences if critical fiscal, deficit and budgetary deadlines are not met, and the potential for economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income (loss), including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of PowerSecure Solar, ESCO and Solais;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and new arrangements we are establishing to source these products and components from vendors in Asia;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure products and services;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings.

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

Due to all of these factors and the other risks, uncertainties and other factors discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

Working Capital

At March 31, 2014, we had working capital of $103.0 million, including $38.2 million in cash and cash equivalents, compared to working capital of $105.1 million, including $50.9 million in cash and cash equivalents at December 31, 2013. Changes in the components of our working capital from December 31, 2013 to March 31, 2014 and from December 31, 2012 to March 31, 2013 are explained in greater detail below. At both March 31, 2014 and December 31, 2013, we had $20.0 million of available and unused borrowing capacity from our credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(12,265)	$2,407
Net cash used in investing activities	(1,273)	(3,292)
Net cash provided by (used in) financing activities	833	(42)

Net increase (decrease) in cash and cash equivalents	$(12,705)	$(927)

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by (used in) operating activities also include the effect of changes in working capital and other activities.

Cash used by operating activities for the first quarter 2014 was approximately $12.3 million and consisted of our net loss of $4.3 million and net cash of $10.5 million used by working capital and other activities, partially offset by non-cash items of $2.5 million. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense. Cash used by working capital and other activities consisted primarily of increases in inventory of $1.4 million and a net $2.6 million increase in other current and noncurrent assets and liabilities and decreases in accounts payable of $7.5 million, accrued and other liabilities of $6.1 million, and restructuring charges of $0.5 million, partially offset by a $7.5 million decrease in accounts receivable. The increases in our inventory reflects the growth in business activity in the first quarter 2014 as compared to the first quarter 2013, as our revenues and cost of sales increased $7.8 million, or 17.4%, and $10.5 million, or 33.8%, respectively, in the first quarter 2014 compared to the first quarter 2013. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash provided by operating activities for the first quarter 2013 was approximately $2.4 million and consisted of our net income of $0.6 million, non-cash items of $1.6 million, and net cash of $0.2 million provided by working capital and other activities. The non-cash items consisted of depreciation and amortization and stock compensation expense. The cash provided by working capital and other activities was driven primarily by a $4.7 million reduction in accounts receivable and a net $0.8 million reduction in other current and noncurrent assets and liabilities, partially offset by a $4.6 million increase in our inventories and a $0.7 million reduction in accounts payable.

Cash Used in Investing Activities

Cash used in investing activities was $1.3 million in the first quarter 2014 and cash used in investing activities was $3.3 million in the first quarter 2013. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During the first quarter 2014, we used $0.8 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $0.7 million principally to acquire operational assets and we received $0.2 million cash proceeds from the sale of property plant and equipment. During the first quarter 2013, we used $1.8 million to acquire the ESCO business, we used $0.5 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.0 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $0.8 million in the first quarter 2014, while cash used by financing activities was $0.1 million in the first quarter 2013. During the first quarter 2014, we received $2.0 million from the exercise of stock options and we used $1.2 million to make scheduled payments on our capital lease and term loan obligations. During the first quarter 2013, we received $0.2 million from the exercise of stock options and we used $0.3 million to make scheduled payments on our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during the first quarter 2014 were approximately $1.5 million, of which we used $0.8 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $0.7 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services. Our capital expenditures during the first quarter 2013 were approximately $1.5 million, of which we used $0.5 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.0 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services.

We anticipate making total capital expenditures of approximately $10.0 million for all of fiscal year 2014, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Utility Infrastructure product and services.

Indebtedness

Long-term credit facility. We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At March 31, 2014 and December 31, 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. The credit facility has been guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	2,040	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	22,321	23,214

Total debt	24,361	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$20,630	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes.

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

Scheduled principal payments on our outstanding debt obligations at March 31, 2014, are as follows:

	Revolving			Total
Scheduled Principal Payments for the Year Ending December 31:	Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Principal Payments
Remainder of 2014	$—	$2,678	$120	$2,798
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$22,321	$2,040	$24,361

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at March 31, 2014, $17.9 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.5 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth of approximately $104 million at March 31, 2014, computed on a quarterly basis, which minimum level represents the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year ending December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of March 31, 2014, we were in compliance with these financial covenants.

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

There was an aggregate balance of $24.4 million outstanding under the two term loans under our credit facility as of March 31, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, March 31, 2014 or at December 31, 2013 or at May 7, 2014. We currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at March 31, 2014 was $1.7 million.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2014, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in June 2013, we completed a $25.0 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have an obligation to make installment payments on the PowerLine acquisition; we have restructuring and cost reduction obligations; and we have a deferred compensation obligation. At March 31, 2014, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of March 31, 2014, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of 2014	1 - 3 Years	4 - 5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	26,303	3,218	10,006	7,606	5,473
Capital lease obligations (2)	1,778	762	1,016	—	—
Operating leases	25,339	4,675	10,900	6,817	2,947
Deferred compensation (3)	3,133	—	3,133	—	—
Installment payments due on acquisition	550	110	220	220	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	490	490	—	—	—

Total	$57,697	$9,359	$25,275	$14,643	$8,420

(1)	Total repayments are based upon borrowings outstanding as of March 31, 2014, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of March 31, 2014 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2014, we had approximately $102 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $33 million at March 31, 2014. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Off-Balance Sheet Arrangements

During the first quarter 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

At March 31, 2014, we had $38.2 million in cash and cash equivalents, total working capital of $103.0 million, and another $20 million available for borrowing under our credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current slow economic recovery, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

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

The accounting policies listed above are described in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). This standard changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at both March 31, 2014 and December 31, 2013, but had no effect on our net income (loss) or stockholders’ equity.

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

At March 31, 2014, our cash and cash equivalents balance was approximately $38.2 million, and $24.4 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at March 31, 2014 was $17.9 million.

In accordance with ASC 815, Derivatives and Hedging, we have designated the interest rate swaps as cash flow hedges of the interest payments due on that portion of our floating rate debt. Accordingly, the fair value of the interest rate swaps are recorded as an asset (other assets) or as a liability (other long-term liabilities), the effective portion of the change in fair value of the interest rate swaps is recorded in other comprehensive income (loss) and the quarterly settlements are recorded as either an addition to or reduction of our interest expense for the period. The remainder of our indebtedness under our credit facility continues to bear interest at variable rates that fluctuate.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the first quarter 2014, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $17 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $30 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $17 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $4 thousand.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 1A.	Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which have not materially changed as of the date of this report.

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

During the quarter ended March 31, 2014, we did not repurchase any shares of our common stock under our stock repurchase program, and as of the end of the quarter we had $5.1 million remaining on our authorization.

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: May 7, 2014	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 7, 2014	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary