Form 10-Q
period 2014-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2014-08-06
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, 22,349,542 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$41,312	$50,915
Trade receivables, net of allowance for doubtful accounts of $792 and $544, respectively	81,913	89,801
Inventories	21,062	16,864
Income taxes receivable	5,267	1,045
Deferred tax asset, net	5,368	5,368
Prepaid expenses and other current assets	3,348	2,235

Total current assets	158,270	166,228

Property, plant and equipment:
Equipment	59,438	56,706
Furniture and fixtures	582	572
Land, building and improvements	6,277	6,134

Total property, plant and equipment, at cost	66,297	63,412
Less accumulated depreciation and amortization	19,809	17,467

Property, plant and equipment, net	46,488	45,945

Other assets:
Goodwill	30,226	30,226
Restricted annuity contract	3,137	3,137
Intangible rights and capitalized software costs, net of accumulated amortization of $6,075 and $4,955, respectively	7,906	8,715
Other assets	2,054	1,240

Total other assets	43,323	43,318

Total Assets	$248,081	$255,491

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2014	December 31, 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,039	$24,299
Accrued and other liabilities	27,301	31,195
Accrued restructuring liabilities	361	965
Current portion of long-term debt	3,731	3,731
Current portion of capital lease obligation	961	935

Total current liabilities	60,393	61,125

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	19,697	21,563
Capital lease obligation, net of current portion	500	986
Deferred tax liability, net	8,846	8,865
Other long-term liabilities	3,525	3,365

Total long-term liabilities	32,568	34,779

Commitments and contingencies (Notes 7 and 9)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,349,542 and 21,945,720 shares issued and outstanding, respectively	223	219
Additional paid-in-capital	159,969	157,401
Retained earnings (deficit)	(4,956)	2,051
Accumulated other comprehensive income (loss)	(116)	(84)

Total stockholders’ equity	155,120	159,587

Total Liabilities and Stockholders’ Equity	$248,081	$255,491

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$57,069	$70,187	$109,866	$115,144
Cost of sales (excluding depreciation and amortization)	42,738	50,304	84,494	81,521

Gross profit	14,331	19,883	25,372	33,623

Operating expenses:
General and administrative	13,670	12,511	26,714	22,343
Selling, marketing and service	2,466	2,105	4,475	3,490
Depreciation and amortization	2,137	1,809	4,315	3,265
Restructuring charges	—	—	427	—

Total operating expenses	18,273	16,425	35,931	29,098

Operating income (loss)	(3,942)	3,458	(10,559)	4,525
Other income and (expenses):
Interest income and other income	5	19	9	40
Interest expense	(292)	(130)	(592)	(235)

Income (loss) before income taxes	(4,229)	3,347	(11,142)	4,330
Income tax expense (benefit)	(1,481)	1,305	(4,135)	1,679

Net income (loss)	(2,748)	2,042	(7,007)	2,651
Net loss attributable to non-controlling interest	—	57	—	181

Net income (loss) attributable to PowerSecure International, Inc.	$(2,748)	$2,099	$(7,007)	$2,832

Earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:
Basic	$(0.12)	$0.11	$(0.32)	$0.15

Diluted	$(0.12)	$0.11	$(0.32)	$0.15

Weighted average common shares outstanding during the period:
Basic	22,346	19,024	22,164	18,635

Diluted	22,346	19,357	22,164	18,941

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(2,748)	$2,042	$(7,007)	$2,651
Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	(74)	—	(119)	—
Reclassification adjustment for net (gains) losses included in net income (loss)	46	—	87	—

Total comprehensive income (loss), net of tax	(2,776)	2,042	(7,039)	2,651
Comprehensive loss attributable to non-controlling interest	—	57	—	181

Comprehensive income (loss) attributable to PowerSecure International, Inc.	$(2,776)	$2,099	$(7,039)	$2,832

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,007)	$2,651
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,315	3,265
Stock compensation expense	893	289
(Gain) loss on disposal of miscellaneous assets	(92)	14
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	7,888	(11,025)
Inventories	(3,796)	(7,353)
Other current assets and liabilities	(5,336)	1,480
Other noncurrent assets and liabilities	(704)	(520)
Accounts payable	3,740	9,291
Accrued and other liabilities	(3,894)	(1,869)
Accrued restructuring liabilities	(604)	(349)

Net cash used in operating activities	(4,597)	(4,126)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(9,542)
Purchases of property, plant and equipment	(4,501)	(3,856)
Additions to intangible rights and software development	(318)	(319)
Proceeds from sale of property, plant and equipment	460	—

Net cash used in investing activities	(4,359)	(13,717)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Proceeds from long-term borrowings	—	25,000
Principal payments on long-term borrowings	(1,866)	(80)
Principal payments on capital lease obligations	(460)	(437)
Repurchases of common stock	(366)	(9)
Proceeds from stock option exercises	2,045	900

Net cash provided by (used in) financing activities	(647)	25,374

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,603)	7,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,915	19,122

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,312	$26,653

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2014 and December 31, 2013 and

For the Three Month Periods Ended June 30, 2014 and 2013

(all amounts in thousands unless otherwise designated, except per share data)

1. Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

We provide products and services through three operating segments: our Distributed Generation segment, our Utility Infrastructure segment, and our Energy Efficiency segment. These three operating segments constitute our major product and services offerings, each of which are focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these three segments because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. They share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our operations among these segments due to their unique products and services, market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. We currently operate primarily out of our Wake Forest, North Carolina headquarters office, and our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our three operating segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

Each of our three operating segments also represents a reporting segment. See Note 12 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., PowerSecure Lighting, LLC (“PowerSecure Lighting”), Solais Lighting, Inc. (“Solais”), EnergyLite, Inc.(“EnergyLite”), EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. d/b/a PowerFab (“PowerFab”), Innovation Energies, LLC, and PowerSecure Solar, LLC (“PowerSecure Solar”), as well as our discontinued subsidiaries Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc., which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”.

These condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the condensed consolidated financial position of us and our subsidiaries as of June 30, 2014 and the condensed consolidated results of our operations and cash flows for the three and six months ended June 30, 2014 and 2013.

Principles of Consolidation – The Condensed Consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Comprehensive Income or Loss – Comprehensive income or loss represents the changes in stockholders’ equity during a period resulting from transactions and other events and circumstances from non-owner sources. At June 30, 2014 and December 31, 2013, the balance of Accumulated other comprehensive income (loss) (“Accumulated OCI”) consisted solely of changes in the fair value of our interest rate cash flow hedge contracts, net of taxes.

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

Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, 2013, we also held a 67% controlling ownership interest in IES, an LED lighting company in which we acquired the controlling interest in 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $153 thousand. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 209 thousand shares of our common stock valued at a total of $2.9 million on the date of acquisition, issued pursuant to our acquisition shelf registration statement on Form S-4. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES became wholly-owned subsidiaries and there has been no non-controlling interest in those entities after the acquisition dates. On June 30, 2014, IES was merged into EnergyLite.

There was no non-controlling interest activity for the six months ended June 30, 2014. The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	IES	PowerSecure Solar	Total
Balance, December 31, 2012	$(6)	$446	$440
Capital contribution	—	—	—
Income (loss)	(143)	(38)	(181)
Acquisition of non-controlling interest	149	(408)	(259)

Balance, June 30, 2013	$—	$—	$—

Use of Estimates – The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, among others, percentage-of-completion estimates for revenue and cost of sales recognition, incentive compensation and commissions, allowance for doubtful accounts receivable, sales allowances, inventory valuation reserves, warranty reserves, deferred tax valuation allowance, purchase price allocations on business acquisitions, fair value estimates of interest rate swap contracts and any impairment charges on long-lived assets and goodwill.

Reclassifications – Certain 2013 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Revenue Recognition – For our turn-key distributed generation projects, our utility infrastructure projects, and our energy services (“ESCO”) energy efficiency projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. These turn-key distributed generation, utility infrastructure, and ESCO projects are nearly always fixed-price contracts.

In applying the percentage-of-completion method to our distributed generation turn-key projects, including our traditional distributed generation projects and our solar projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of the costs incurred and the value added to the overall project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turn-key product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the project, and this is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues and associated project costs and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

In applying the percentage-of-completion method to our utility infrastructure turn-key projects and our ESCO energy efficiency projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

In all cases where we utilize the percentage-of-completion method, revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event adjustments are made to the contract price, including, for example, adjustments for additional scope, we adjust the purchase price and related costs for these items when they are identified.

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are recorded to income in the period in which the facts that give rise to the revision become known. In the event we are required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that require us to adjust our estimated revenues or costs for a series of similar construction projects, or on very large projects, the effect on current period earnings would more likely be significant. In addition, certain contracts contain cancellation provisions permitting the customer to cancel the contract prior to completion of a project. Such cancellation provisions generally require the customer to pay/reimburse us for costs we incurred on the project, but may result in an adjustment to profit already recognized in a prior period.

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

Service revenue includes regulatory consulting and rate design services, power system engineering services, energy conservation services, compliance services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Additionally, our utility infrastructure business provides services to utilities involving construction, maintenance, and upgrades to their electrical transmission and distribution systems which is not fixed price turn-key project-based work. These services are delivered by us under contracts which are generally of two types. In the first type, we are paid a fee based on the number of units of work we complete, an example of which could be the number of utility transmission poles we replace. In the second type, we are paid for the time and materials utilized to complete the work, plus a profit margin. In both of these cases, we recognize revenue as these services are delivered.

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

Warranty Reserve – We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a 5 to 10 year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally 1 to 5 years for defects in material and workmanship, a warranty period that can extend to 10 to 20 years for declines in power performance, and a warranty period which can extend to 15 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or for extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve was $1.2 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively, and is included in accrued and other liabilities in the accompanying condensed consolidated balance sheet.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended June 30, 2014 and 2013 was $0.6 million and $0.2 million, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the six months ended June 30, 2014 and 2013 was $0.9 million and $0.3 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. We did not record any long-lived asset impairment charges during the three or six months ended June 30, 2014 and 2013.

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

Recent Accounting Pronouncements

Stock Compensation – In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This standard further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, this new standard will have on our consolidated financial statements.

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (“ASU 2014-09”). This standard replaces existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers goods or services to customers in an amount equal to the amount that it expects to be entitled to receive in exchange for those goods and services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and will be effective for us for our fiscal year that begins January 1, 2017, and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are in the process of determining the method of adoption and evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements and related disclosures.

Reporting Discontinued Operations – In April 2014, the FASB issued ASU No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. This standard is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Presentation of Unrecognized Tax Benefit – In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at both June 30, 2014 and December 31, 2013, but had no effect on our net income (loss) or stockholders’ equity.

3. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we reported a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 449 thousand common shares issuable upon the potential exercise of outstanding stock options were excluded from the calculation of diluted weighted average number of shares outstanding for the three and six months ended June 30, 2014, because their effect was antidilutive to our net loss for those periods.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to PowerSecure International, Inc.	$(2,748)	$2,099	$(7,007)	$2,832

Basic weighted-average common shares outstanding in period	22,346	19,024	22,164	18,635
Dilutive effect of stock options	—	333	—	306

Diluted weighted-average common shares outstanding in period	22,346	19,357	22,164	18,941

Basic earnings per common share	$(0.12)	$0.11	$(0.32)	$0.15

Diluted earnings per common share	$(0.12)	$0.11	$(0.32)	$0.15

4. Restructuring Charges

During 2013 and 2012, we engaged in two separate restructuring programs designed to reduce our cost structure and improve productivity. These initiatives consisted of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, and other actions designed to reduce our cost structure and improve productivity. We also incurred inventory and long-term asset impairment charges in connection with our 2013 restructuring activities for assets sold or made obsolete. Our restructuring program activities and the balances of our accrued restructuring liabilities at June 30, 2014 and December 31, 2013 are described in greater detail below.

2013 Business Realignment Charges – During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our LED lighting operations in our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, reorganization and consolidation of the leadership teams, closing facilities and re-sourcing manufacturing from low-cost manufacturers, eliminating certain products, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $0.7 million during the six months ended June 30, 2014. These charges consisted of severance and related costs from the elimination of employee positions, inventory write offs, and lease abandonment charges. The inventory write-offs in the amount of $0.3 million during the six months ended June 30, 2014 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges total $0.4 million and are included in restructuring charges as a component of operating expenses. We do not expect to incur any additional charges associated with the 2013 business realignment initiatives after June 30, 2014.

The following table summarizes the 2013 business realignment plan activities, and the balance of our accrued liabilities at and for the six months ended June 30, 2014:

	Employee Termination Costs	Inventory Writedowns and Long Term Asset Disposals	Leasehold Termination and Other Facility Exit Costs	Total
2013 Business Realignment Charges:
Accrued 2013 business realignment charges, December 31, 2013	$681	$—	$110	$791
Costs incurred and charged to cost of sales	—	312	—	312
Costs incurred and charged to restructuring expense	162	116	149	427
Costs paid or otherwise settled	(657)	(428)	(182)	(1,267)

Accrued 2013 business realignment charges, June 30, 2014	$186	$—	$77	$263

2012 Cost Reduction Program Charges – During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program was to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. The associated cost reduction charges were incurred entirely in the second half of 2012. The following table summarizes the 2012 cost reduction program activities, and the balance of the 2012 cost reduction program liabilities at and for the six months ended June 30, 2014:

Employee Termination Costs
2012 Cost Reduction Program Charges:
Accrued 2012 cost reduction program charges, December 31, 2013	$174
Costs incurred and charged to expense	—
Costs paid or otherwise settled	(76)

Accrued 2012 cost reduction program charges, June 30, 2014	$98

The balances of accrued restructuring charges at June 30, 2014 and December 31, 2013 are included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at June 30, 2014 will be paid or otherwise settled during the remainder of 2014.

5. Debt and Interest Rate Swap Contracts

We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007, which has been amended and restated from time-to-time. At June 30, 2014 and December 31, 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. The credit agreement is guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

On July 2, 2014 we entered into an amendment to our credit agreement. The only provision of the credit agreement modified by this amendment was an increase in the letter of credit sublimit to $12.0 million. The letter of credit sublimit, pursuant to which the lenders may issue letters of credit on our behalf to provide security arrangements to third parties on our behalf, is part of, but not an addition to, our $20.0 million revolver under the credit agreement. In conjunction with this amendment, on July 2, 2014 our lenders issued a $12.0 million letter of credit to our bonding surety to support our bonding arrangements under two contracts to construct two large solar energy projects for a major utility.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	2,000	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	21,428	23,214

Total debt	23,428	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$19,697	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes.

Outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Letters of credit issued on our behalf bear interest at LIBOR plus the applicable margin. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

Scheduled principal payments on our outstanding debt obligations at June 30, 2014, are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
Remainder of 2014	$—	$1,785	$80	$1,865
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$21,428	$2,000	$23,428

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 6, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at June 30, 2014, $17.1 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.3 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

The credit facility contains certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. Given the lower amount of EBITDA we generated in the first half of 2014 compared to 2013 along with our expectation for lower comparative EBITDA for the remainder of 2014, we expect that our fixed charge coverage ratio will be less than 1.25 for the next several quarters. This means that we must maintain a cash balance that is $5.0 million higher than our funded indebtedness or we could be in violation of the fixed charge coverage ratio covenant. The fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth of approximately $104 million at June 30, 2014, computed on a quarterly basis, which minimum level represents the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year commencing December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of June 30, 2014, we were in compliance with these financial covenants.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions or limits on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, pay dividends on our capital stock, repurchase stock, and consolidate or merge with other entities. In addition, the credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.

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

There was an aggregate balance of $23.4 million outstanding under the two term loans under our credit facility as of June 30, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the six months ended, June 30, 2014 or at December 31, 2013 or at August 6, 2014. However, on August 6, 2014, there was a $12.0 million letter of credit outstanding, which was put in place on July 2, 2014, to support bonding arrangements under two contracts to construct two large solar energy projects for a major utility. This letter of credit balance reduces the amount available to borrow under the revolving portion of the credit facility. Therefore, we currently have $8.0 million of the total $20.0 million available to borrow under the revolving portion of the credit facility. The availability of capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

6. Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25 million Term Loan floating rate debt (see Note 5). The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at June 30, 2014 was $17.1 million. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of June 30, 2014 and December 31, 2013, are as follows:

Derivative designated as	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
hedging instrument:	Location	2014	2013	Location	2014	2013
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$208	$157

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”):

	Amounts Reclassified from AOCI into income				Affected Line Item in the
	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements
AOCI Component	2014	2013	2014	2013	of Operations
Gain (loss) on cash flow hedges:
Interest rate swaps	$68	$—	$137	$—	Interest expense
	(22)	—	(50)	—	Tax expense (benefit)

	$46	$—	$87	$—	Net of tax

	Amount of gain (loss) recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
AOCI Component	2014	2013	2014	2013
Gain (loss) on cash flow hedges:
Unrealized gain (loss) –
Interest rate swaps	$(112)	$—	$(187)	$—
Tax (expense) benefit	38	—	68	—

Gain (loss) – net of tax	$(74)	$—	$(119)	$—

We did not realize any ineffectiveness related to our cash flow hedges during the three and six months ended June 30, 2014 and 2013.

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

The balance of our capital lease obligations shown in the condensed consolidated balance sheet at June 30, 2014 and December 31, 2013 consists entirely of our obligations under the equipment lease described above.

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

Stock Options – Net income (loss) for the three months ended June 30, 2014 and 2013 includes $43 thousand and $37 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income (loss) for the six months ended June 30, 2014 and 2013 includes $87 thousand and $76 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of option activity for the six months ended June 30, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2013	669	$8.59
Granted	20	15.77
Exercised	(232)	8.80
Expired	—	—
Forfeited	(8)	4.58

Balance, June 30, 2014	449	$8.87	4.99	$0.87

Exercisable, June 30, 2014	298	$7.71	3.21	$2.03

A summary of option activity for the six months ended June 30, 2013 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2012	838	$7.21
Granted	13	11.42
Exercised	(167)	5.40
Expired	—	—
Forfeited	(8)	6.14

Balance, June 30, 2013	676	$7.75	4.47	$7.28

Exercisable, June 30, 2013	528	$8.25	3.51	$6.78

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $6.49 and $4.52, respectively. The fair value of the stock options granted during the six months ended June 30, 2014 and 2013 was measured using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2014	2013
Expected stock price volatility	45.5%	45.0%
Risk free interest rate	1.6%	0.9%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2014 and December 31, 2013, there was $0.6 million and $0.5 million, respectively, of total unrecognized compensation costs related to stock options. These costs at June 30, 2014 are expected to be recognized over a weighted average period of approximately 1.9 years.

During the three months ended June 30, 2014 and 2013, the total intrinsic value of stock options exercised was $0 and $1.0 million, respectively. Cash received from stock option exercises during the three months ended June 30, 2014 and 2013 was $0 and $0.7 million, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2014 and 2013 was $60 thousand and $52 thousand, respectively.

During the six months ended June 30, 2014 and 2013, the total intrinsic value of stock options exercised was $3.3 million and $1.2 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2014 and 2013 was $2.0 million and $0.9 million, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2014 and 2013 was $65 thousand and $57 thousand, respectively.

Restricted Stock Awards – Net income (loss) for the three months ended June 30, 2014 and 2013 includes $0.6 million and $0.1 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. Net income (loss) for the six months ended June 30, 2014 and 2013 includes $0.8 million and $0.2 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. All of the restricted stock award compensation expense during the three and six months ended June 30, 2014 and 2013 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of restricted stock award activity for the six months ended June 30, 2014 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	387	$14.37
Granted	226	21.39
Vested	(11)	14.95
Forfeited	(5)	23.44

Balance, June 30, 2014	597	$16.95

A summary of restricted stock award activity for the six months ended June 30, 2013 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	100	$5.62
Granted	68	12.02
Vested	(31)	4.42
Forfeited	—	—

Balance, June 30, 2013	137	$9.07

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

The fair value of the restricted shares is amortized on a straight-line basis over the respective vesting period. At June 30, 2014, the balance of unrecognized compensation cost related to unvested restricted shares was $9.4 million, which is expected to be recognized over a weighted average period of approximately 4.8 years.

9. Commitments and Contingencies

Securities Class Action Litigation – On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and in July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. We expect that all of these lawsuits will be consolidated in the United States District Court for the Eastern District of North Carolina. These actions were filed on behalf of all persons or entities that purchased our common stock during a class period that was originally between March 10, 2014 and May 7, 2014, and was subsequently extended to a class period between August 8, 2013 and May 7, 2014. The complaints, which are substantially similar, allege that certain statements made during the applicable class period violated federal securities laws. The amount of damages has not been specified, and no determination has been made on the status of the lawsuits proposed as class actions.

We believe that the claims asserted in these lawsuits are without merit and intend to vigorously defend against all such allegations. We have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims. The ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation and the litigation is at a very early stage. Other than an immaterial amount for expected legal expenses, we have not accrued any costs for the securities class actions as we do not believe, based upon current information, that a loss relating to these matters is probable, and an estimate of a range of potential loss relating to these matters, cannot reasonably be made.

Performance Bonds and Letters of Credit – In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. As of June 30, 2014, we had approximately $110.8 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $29.7 million at June 30, 2014. On July 2, 2014, our surety issued a $120.0 million surety bond on our behalf in connection with two utility-scale solar contracts. Our lenders posted a $12.0 million letter of credit and we provided a $3.0 million cash deposit as additional collateral to and for the benefit of our bonding agent to support our performance obligations under the contracts. Both the deposit and the letter of credit will be released and canceled once the panel manufacturer or manufacturers for these projects issue either performance bonds, or letters of credit, that backstop the on-time delivery of quality panels. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Employee Matters – From time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. We comply, and require our employees to comply, with the terms of all known restrictive covenants. However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. These claims are inherently difficult to predict, and therefore we generally cannot provide any assurance of the outcome of claims. We do not have any specific claims outstanding at this time.

Product Performance and Component Parts Matters – From time to time, in the ordinary course of business we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. In addition, because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and which exposes us to performance risks that may not be covered by warranties, or may invalidate warranties or performance certifications. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. As a result, we can encounter situations in which the responsibility for the performance issues is unclear, or difficult to ascertain. Because of our strong focus on customer satisfaction, we often take on the cost of repairs in excess of our contractual obligations. Additionally, the outcome of any performance disputes or warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally. As a result, there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, performance issues may not be covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

Utility-Scale Solar Project Contract Matters – On July 2, 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with a large investor-owned utility customer (the “Utility”). Each of these EPC Contracts relates to a similarly sized large-scale solar distributed generation project which will be performed for the Utility for the benefit of the Utility’s customer. We expect these solar projects to generate a total of $120 million in revenues, and be completed over the course of 2015 and 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. This will be dilutive to our consolidated gross margins, while being accretive to our operating margins, net income and earnings per share.

The EPC Contracts, which are virtually identical in rights and obligations and differ primarily in project descriptions, provide for customary covenants, representations, warranties and indemnities to the Utility. The EPC Contracts also include terms requiring us to provide performance guarantees and indemnification to the Utility under certain circumstances, as well as provisions requiring us to pay the Utility liquidated damages upon the occurrence of certain events, including certain delays in substantial completion and when the system is placed in service. The aggregate limit on our liability to the Utility for delay liquidated damages under the EPC Contracts is approximately $24 million per contract, and $48 million in total. We could have additional liability to the Utility for any breaches of our covenants, representations or warranties in addition to delay liquidated damages. The EPC Contracts also contain typical events of default, including material breaches of the EPC Contracts after notice and cure periods and defaults relating to bonding and surety failures. The EPC Contracts may be terminated by us upon an event of default by the Utility, in which case we would be entitled to the payment for work performed and for actual costs incurred. In addition, if the Utility fails to issue a notice to proceed within 120 days of the effective date of each EPC Contract, then that EPC Contract may be terminated by either party without any further liability, other than the Utility will forfeit to us the amount of non-refundable deposit paid to the panel manufacturer or manufacturers up to an amount equal to 10% of the solar panel cost. We also provide a warranty on each project for three years after substantial completion of the project.

In addition, the solar projects covered by the EPC Contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained, for the benefit of the Utility, bonding and surety arrangements in the amount of approximately $120 million, and we have also provided a $3 million cash deposit and obtained a $12 million letter of credit under our credit facility, as additional collateral to and for the benefit of our bonding agent. Both the deposit and the letter of credit will be released and canceled once the panel manufacturer or manufacturers for these projects issue either performance bonds, or letters of credit, that backstop the on-time delivery of quality panels.

The solar projects under each EPC Contract are subject to certain conditions, including (i) regulatory approval by the local public utility commission and (ii) approval by the party granting the rights to the respective sites. If such conditions are not met within 120 days of the date of either EPC Contract, each of us and the Utility has the right to terminate such EPC Contract. The scheduled substantial and placed in service dates of each EPC Contract are no later than August 1, 2016 and December 31, 2016, respectively.

Other Matters – From time to time, we are involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us, and pursue our full legal rights in cases where we have been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on our business, financial condition or results of operations.

10. Income Taxes

The income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 represents our income (loss) before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal income tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

At both June 30, 2014 and December 31, 2013, we had a current deferred tax asset of $6.3 million, which was primarily related to our net operating loss carryforwards. Similarly, at both June 30, 2014 and December 31, 2013, we had a liability in the amount of $0.9 million for unrecognized tax benefits. In accordance with the provisions of ASU No. 2013-11, we have reclassified the liability for the unrecognized tax benefit as a reduction of our net current deferred tax asset at both June 30, 2014 and December 31, 2013. The reclassification of the liability for the unrecognized tax benefit and corresponding reduction of our net current deferred tax asset had no effect on our income tax expense for the three and six months ended June 30, 2014 or on our stockholders’ equity at either June 30, 2014 or at December 31, 2013.

11. Capital Stock

Stock Repurchases – In November 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock. In December 2012, our board of directors authorized an increase of our stock repurchase program for an additional $5.0 million in shares of our common stock and an extension of the period of the stock repurchase program for up to two years after that increase. Repurchases of shares may be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the six months ended June 30, 2014, a total of 50 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $0.4 million, or an average price of $7.29 per share. During the six months ended June 30, 2013, we did not repurchase any shares under the program. The stock repurchase program may continue through December 2014, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, at the discretion of our board of directors. At June 30, 2014, a total of approximately $4.7 million in shares of common stock remained available to be purchased under the stock repurchase program.

12. Segment Information

Our operating and reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

These three reportable segments, described in greater detail below, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have increased in scale and become more distinctly organized under these three groupings. In addition, our chief operating decision maker (“CODM”) has begun reviewing results and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the three and six month periods ended June 30, 2013 have been reclassified to conform to our current presentation.

Our CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various expense items that we do not allocate to our operating segments. These expenses include corporate overhead and corporate-wide items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to condensed consolidated financial statements.

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems are included in this segment and provide utilities and their customers with environmentally friendly power to augment their core power requirements.

Utility Infrastructure

Our Utility Infrastructure segment is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems.

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

Energy Efficiency

We deliver Energy Efficiency products and services to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency segment: LED lighting fixtures and lamps, and energy efficiency upgrades for our ESCO customers. Our LED lighting products are primarily focused on the utility, commercial and industrial, and retail markets, while our ESCO energy efficiency solutions are focused on serving the ESCO customer base. In the future, we plan to bring our LED lighting products to our ESCO customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Summarized financial information concerning our reportable segments is shown in the following tables.

	Three Months Ended June 30, 2014
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$22,313	$23,770	$11,407	$(421)	$57,069
Cost of Sales (excluding depreciation and amortization)	15,080	20,257	7,822	(421)	42,738

Gross Profit	7,233	3,513	3,585	—	14,331

Operating expenses:
General and administrative	3,356	2,626	2,640	5,048	13,670
Selling, marketing and service	1,097	318	700	351	2,466
Depreciation and amortization	805	867	305	160	2,137
Restructuring charges	—	—	—	—	—

Total operating expenses	5,258	3,811	3,645	5,559	18,273

Operating income (loss)	1,975	(298)	(60)	(5,559)	(3,942)
Other income and (expenses):
Interest income and other income	—	—	—	5	5
Interest expense	—	—	—	(292)	(292)

Income (loss) before income taxes	$1,975	$(298)	$(60)	$(5,846)	$(4,229)

	Three Months Ended June 30, 2013
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$23,581	$30,111	$16,495	$—	$70,187
Cost of Sales (excluding depreciation and amortization)	14,915	22,925	12,464	—	50,304

Gross Profit	8,666	7,186	4,031	—	19,883

Operating expenses:
General and administrative	3,301	2,967	2,606	3,637	12,511
Selling, marketing and service	1,113	494	381	117	2,105
Depreciation and amortization	676	605	405	123	1,809
Restructuring charges	—	—	—	—	—

Total operating expenses	5,090	4,066	3,392	3,877	16,425

Operating income (loss)	3,576	3,120	639	(3,877)	3,458
Other income and (expenses):
Interest income and other income	—	—	—	19	19
Interest expense	—	—	—	(130)	(130)

Income (loss) before income taxes	$3,576	$3,120	$639	$(3,988)	$3,347

	Six Months Ended June 30, 2014
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$39,808	$50,598	$19,881	$(421)	$109,866
Cost of Sales (excluding depreciation and amortization)	26,246	44,424	14,245	(421)	84,494

Gross Profit	13,562	6,174	5,636	—	25,372

Operating expenses:
General and administrative	6,892	5,549	4,711	9,562	26,714
Selling, marketing and service	2,262	622	1,171	420	4,475
Depreciation and amortization	1,607	1,726	665	317	4,315
Restructuring charges	—	—	427	—	427

Total operating expenses	10,761	7,897	6,974	10,299	35,931

Operating income (loss)	2,801	(1,723)	(1,338)	(10,299)	(10,559)
Other income and (expenses):
Interest income and other income	—	—	—	9	9
Interest expense	—	—	—	(592)	(592)

Income (loss) before income taxes	$2,801	$(1,723)	$(1,338)	$(10,882)	$(11,142)

	Six Months Ended June 30, 2013
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$44,538	$49,961	$20,645	$—	$115,144
Cost of Sales (excluding depreciation and amortization)	28,323	37,689	15,509	—	81,521

Gross Profit	16,215	12,272	5,136	—	33,623

Operating expenses:
General and administrative	6,767	5,233	3,801	6,542	22,343
Selling, marketing and service	2,057	748	580	105	3,490
Depreciation and amortization	1,346	1,182	507	230	3,265
Restructuring charges	—	—	—	—	—

Total operating expenses	10,170	7,163	4,888	6,877	29,098

Operating income (loss)	6,045	5,109	248	(6,877)	4,525
Other income and (expenses):
Interest income and other income	—	—	—	40	40
Interest expense	—	—	—	(235)	(235)

Income (loss) before income taxes	$6,045	$5,109	$248	$(7,072)	$4,330

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and six month periods ended June 30, 2014, which we refer to as the second quarter 2014 and six month period 2014, respectively, and the three and six month period ended June 30, 2013, which we refer to as the second quarter 2013 and six month period 2013, respectively, and of our consolidated financial condition as of June 30, 2014 should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the effects on our financial condition, results of operations and prospects of our business acquisitions;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates;

•	fluctuations in the gross margins of our Utility Infrastructure segment, as well as our ability to improve inefficiencies in that segment designed to improve those gross margins;

•	the timing of, and our ability to successfully execute on, the recently awarded large solar projects;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, including but not limited to recently filed securities class action litigation, warranty claims and other claims and proceedings that arise from time to time.

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

Our operating and reporting segments are organized around our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three product and service segments are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more reliably and efficiently.

These three reportable segments had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have become more distinctly organized under these three groupings. In addition, our chief operating decision maker has begun reviewing results and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the three and six month periods ended June 30, 2013 have been reclassified to conform to our current presentation.

Our strategy is focused on growing these three segments because they address large unmet market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. They share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities.

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

The following provides greater details related to the three operating and reporting segments.

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally friendly power to augment their core power requirements.

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

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having highly reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us fees over a period of years, and utilities and their customers receive access to our system without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In the six month period 2014, 81.4% of our Distributed Generation revenues consisted of customer-owned sales, and 18.6% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Our 2012 acquisition of PowerSecure Solar provides us with the ability to deliver solar energy systems through our Distributed Generation business platform. These solar energy systems are sold under the “project-based”, “customer-owned” model, and we also may own and operate certain systems in the future under a “PowerSecure-owned”, “recurring revenue” model.

Utility Infrastructure

Our Utility Infrastructure operating segment is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems.

Our largest source of revenue within our Utility Infrastructure segment is our UtilityServices products and services. We have significantly expanded our UtilityServices’ scope of utility relationships, customers and geography over the last few years. Our UtilityServices team provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. In addition to providing these services directly to utilities, we also perform this work on behalf of utilities for their large industrial and institutional customers, and directly to large oil and gas companies. Similar to the products and services we provide for utilities, our work for large utility customers includes turn-key design, procurement and construction services for large transmission and distribution projects, including substations. Our resources include a fleet of owned and leased utility vehicles along with experienced field personnel and engineers, and we also utilize third party resources from time to time, as needed, to supplement our internal resources on particular projects.

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

Energy Efficiency

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency segment: 1) LED lighting fixtures and lamps, and 2) energy efficiency upgrades for large energy services companies, which we refer to as our “ESCO customers. Our LED lighting products are primarily focused on the utility, commercial and industrial, and retail markets, while our ESCO energy efficiency solutions are focused on serving the ESCO channel. In the future, we plan to bring our Distributed Generation and LED lighting products to our ESCO customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Our LED lighting products include our Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we recently realigned and consolidated these operations into Solais, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our ESCO business, which give us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to the super ESCOs, which are the largest of the energy service companies and which deliver these energy efficiency solutions to commercial, industrial and institutional facilities.

Our LED lighting products, led by our Solais team and operations, include the following:

•	Our Solais brand, which includes LED-based lamps and fixtures for department stores and other commercial applications. The 2013 acquisition of Solais strengthened and complemented our existing LED lighting business through the addition of these new product lines and customer channels. This acquisition also enhanced our skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. Solais oversees all of our LED lighting operations.

•	Our EfficientLights brand, which includes LED-based lighting fixtures for grocery, drug and convenience stores. EfficientLights products include our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor lighting.

•	Our IES brand, which includes LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications. IES products include street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

•	Our EnergyLite brand, which is used to market our IES and EfficientLights brands primarily, but we may also use it from time to time for other LED lighting products. EnergyLite’s products are marketed to customers and utilities directly, and through third party distribution arrangements.

The primary client base for our ESCO products and services include large energy service companies, referred to as “super ESCOs”. Through our relationships with super ESCOs, we provide facility upgrades for public sector customers, including federal, state and local government agencies and educational institutions. As super ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger commercial and industrial clients for which we provide our products and services directly, when a super ESCO is not involved in the customer relationship.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps our super ESCO customers save money, improve facilities and meet energy efficiency goals and mandates for their end-customers. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. We plan to continue to offer our Distributed Generation and LED lighting products as part of these solutions.

Our LED lighting revenues are generated through the sale of LED-based light fixtures and lamps. Our portfolio of products consists exclusively of our proprietary designs, which are generally focused on very specific applications. These applications require our lights to be highly engineered to maximize the quality, and amount of light produced, at the lowest cost. This formula, in turn, enables us to provide our customers with lighting that maximizes the return on investment for their lighting spend. We design and manufacture our LED-based lights for utilities, commercial and industrial customers. Our lighting generally reduces energy consumption by 60-70%, improves the quality of light, reduces maintenance expense, extends light life, lowers a facilities’ carbon footprint, and eliminates the use of traditional lighting which can contain environmental hazards.

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

Recent Developments

On July 30, 2014, we announced that we received approximately $25 million of new Utility Infrastructure business awards. The new business awards include distribution work for a new utility customer in the Western United States, additional assignments to provide electric infrastructure for an existing energy customer to support their oil and natural gas operations and a variety of new projects with other new and existing customers. This $25 million in new business is expected to be recognized fairly evenly from the third quarter of 2014 through 2015.

On July 23, 2014, we announced that we received approximately $140 million in new Distributed Generation business awards. The $140 million in new Distributed Generation business includes $120 million of new utility-scale solar projects, including a major award from one of the largest investor-owned utilities in the U.S. to provide two large-scale solar installations. We expect to recognize approximately one-half of the revenue from the two major solar projects in 2015, and the remainder in 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. This is driven by the fact that the cost of the panels is a significant portion of our overall cost of the project, and an element for which we receive very little gross margin. As a result, we expect that these projects will be dilutive to our consolidated gross margins, while being accretive to our operating margins, net income and earnings per share. The new solar awards have been contracted with the utility and are subject to regulatory approval by the local public utility commission, and approval by the party granting the rights to the respective sites. These items are expected to be completed over the next 120 days. The remaining $20 million of Distributed Generation awards include new turn-key sales for a variety of hospital, data center, industrial and retail customers, as well as several additional solar projects.

On June 25, 2014, we announced that we successfully modified the service arrangement with one of our major utility customers to improve the terms of our ongoing service. The modifications include adjustments to pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer in the future.

Financial Results Highlights

Our consolidated revenues in the second quarter 2014 were $57.1 million, which decreased by $13.1 million, or 18.7%, compared to our consolidated revenues during the second quarter 2013. The drivers of this year-over-year revenue decrease included a $6.3 million, or 21.1%, reduction from Utility Infrastructure segment revenues, a $5.1 million, or 30.8%, reduction from Energy Efficiency segment revenues, and a $1.3 million, or 5.4% reduction in Distributed Generation segment revenues. The reduction in our Utility Infrastructure revenues was due to a $7.2 million decrease in UtilityServices revenue, partially offset by an increase in revenues from engineering and consulting services. The decrease in our Utility Services revenue was driven by unfavorable service arrangements and work assignments from a large utility customer along with delays in work assignments from another UtilityServices customer. The reduction in our Energy Efficiency revenues during the quarter included a $6.6 million decrease in revenues from energy efficiency services we provided as a subcontractor to larger ESCO’s, due to difficult prior year comparisons as the second quarter of last year was the first full period after our acquisition and we realized substantial project completions in that period. The ESCO customer decreases were partially offset by increases in revenues from our LED lighting products. The reduction in our Distributed Generation revenues during the quarter was a result of a reduction in solar Distributed Generation project sales.

Our second quarter 2014 gross margin as a percentage of revenue decreased to 25.1%, compared to 28.3% in the second quarter 2013, on a consolidated basis. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, driven by lower revenues and unfavorable pricing and service assignments with one of our major utility customers. These items caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, reducing the gross profit margin on our UtilityServices revenue to 10.3% for the second quarter 2014, and our overall Utility Infrastructure segment gross profit margin to 14.8%. This compares to a gross profit margin of 23.9% in our Utility Infrastructure segment in the second quarter 2013. In June 2014, we successfully modified the service arrangement with the utility customer referred to above to improve the terms of our ongoing service. The modifications include adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer. Distributed Generation segment gross profit margins were 32.4% in the second quarter 2014 compared to 36.7% in the second quarter 2013, due to differences in the mix of projects period-to-period. Energy Efficiency segment gross profit margins were 31.4% in the second quarter 2014 compared to 24.4% in the second quarter 2013, with our LED and ESCO product and service gross margins driving the increase. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the second quarter 2014 increased by $1.8 million, or 11.3%, compared to our operating expenses during the second quarter 2013. The year-over-year increase in operating expenses was driven by an increase in selling expenses due to additional sales executives and commission expense, increases in general and administrative expense due to increases in personnel, stock compensation expense, insurance and legal fees to support our growing business platforms, and depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our consolidated operating loss for the second quarter 2014 was ($3.9) million compared to operating income of $3.5 million for the second quarter 2013. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment operating income (loss):
Distributed Generation	$1,975	$3,576	$(1,601)	(44.8)%
Utility Infrastructure	(298)	3,120	(3,418)	(109.6)%
Energy Efficiency	(60)	639	(699)	(109.4)%
Corporate and other unallocated costs	(5,559)	(3,877)	(1,682)	43.4%

Total	$(3,942)	$3,458	$(7,400)	(214.0)%

Our consolidated net loss attributable to PowerSecure International, Inc. shareholders for the second quarter 2014 was ($2.7) million, or ($0.12) per diluted share, compared to net income attributable to PowerSecure International, Inc. shareholders of $2.1 million, or $0.11 per diluted share, for the second quarter 2013.

Our consolidated revenues in the six month period 2014 of $109.9 million decreased by $5.3 million, or 4.6%, compared to our consolidated revenues during the six month period 2013. The drivers of this year-over-year revenue decrease included a $4.7 million, or 10.6%, reduction in Distributed Generation segment revenues and a $0.8 million, or 3.7%, reduction in Energy Efficiency segment revenues, partially offset by a $0.6 million, or 1.3%, increase in Utility Infrastructure segment revenues. The reduction in our Distributed Generation segment revenues during the six month period was a result of a reduction in solar Distributed Generation project sales, and to a lesser extent, a reduction in traditional turn-key Distributed Generation project sales.

Our six month period 2014 gross margin as a percentage of revenue decreased to 23.1%, compared to 29.2% in the six month period 2013, on a consolidated basis. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, due to unfavorable pricing and service assignments with one of our major utility customers. These unfavorable terms caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 7.9% for the six month period 2014, and our overall Utility Infrastructure segment gross profit margin to 12.2%. This compares to 24.6% Utility Infrastructure segment gross profit margin in the six month period 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer. Distributed Generation segment gross profit margins were 34.1% in the six month period 2014 compared to 36.4% in the six month period 2013, due to differences in the mix of projects period-to-period. Energy efficiency segment gross profit margins were 28.3% in the six month period 2014 compared to 24.9% in the six month period 2013, driven by increases in the gross margins of our LED products and our ESCO services. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the six month period 2014 increased by $6.8 million, or 23.5%, compared to our operating expenses during the six month period 2013. The year-over-year increase in operating expenses was largely due to $4.1 million of incremental operating expenses during the six month period 2014 from our 2013 acquisitions of the Solais, Encari and ESCO operations, which caused operating cost increases in our Energy Efficiency and Utility Infrastructure segments, along with $0.4 million of restructuring charges incurred during the six month period 2014. The remaining year-over-year increase in our operating expenses was due to an increase in selling expenses, stock compensation expense, depreciation and amortization from capital expenditures driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our future growth.

Our consolidated operating loss for the six month period 2014 was ($10.6) million compared to operating income of $4.5 million for the six month period 2013. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment operating income (loss):
Distributed Generation	$2,801	$6,045	$(3,244)	(53.7)%
Utility Infrastructure	(1,723)	5,109	(6,832)	(133.7)%
Energy Efficiency	(1,338)	248	(1,586)	(639.5)%
Corporate and other unallocated costs	(10,299)	(6,877)	(3,422)	49.8%

Total	$(10,559)	$4,525	$(15,084)	(333.3)%

Our consolidated net loss attributable to PowerSecure International, Inc. shareholders for the six month period 2014 was ($7.0) million, or ($0.32) per diluted share, which includes $0.7 million restructuring charges, compared to net income attributable to PowerSecure International, Inc. shareholders of $2.8 million, or $0.15 per diluted share, for the six month period 2013, during which period we did not incur any restructuring charges.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2013 or our quarter ended June 30, 2014, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after June 30, 2014 is $349 million. This includes revenue related to the new business awards described above under “—Recent Developments”. Our revenue backlog represents revenue expected to be recognized after June 30, 2014, for periods including the third quarter of 2014 onward. This backlog figure compares to the revenue backlog of $225 million we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 7, 2014 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog expected to be recognized after June 30, 2014

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$131 million	3Q14 through 1Q15
Project-based Revenue — Long term	$148 million	2Q15 through 2016
Recurring Revenue	$70 million	3Q14 through 2020

Revenue Backlog expected to be recognized after June 30, 2014	$349 million

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

Operating Segments

Our operating and reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

These three reportable segments, described in greater detail above, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have become more distinctly organized under these three groupings. In addition, our chief operating decision maker has begun reviewing results and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the three and six month periods ended June 30, 2013 have been reclassified to conform to our current presentation.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the second quarter 2014 compared to the second quarter 2013 are entirely attributable to our reportable segments together with corporate and other unallocated cost items as noted in the tables and discussion below.

Second Quarter 2014 Compared to Second Quarter 2013

Revenues

Our consolidated revenues are generated entirely by sales and services provided by our products and services segments, including Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products and services. Intersegment revenues, if any, are eliminated from total segment revenues as reflected in the tables below. The following table summarizes our revenues, including intersegment revenues, by these segments for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Revenues:
Distributed Generation	$22,313	$23,581	$(1,268)	(5.4)%
Utility Infrastructure	23,770	30,111	(6,341)	(21.1)%
Energy Efficiency	11,407	16,495	(5,088)	(30.8)%
Intersegment Eliminations	(421)	—	(421)	n/m

Total	$57,069	$70,187	$(13,118)	(18.7)%

Our consolidated revenues in the second quarter 2014 of $57.1 million decreased $13.1 million, or 18.7%, compared to the second quarter 2013, due to a decrease in sales from each of our operating segments. Our revenues in recent quarters have shown consistent and rapid growth on a period-over–period basis. The second quarter 2014 reduction in revenues was driven by delays in converting our backlog into sales due to a variety of factors including a focus on large customers with longer sales cycles, customer delays, the renegotiation of contract terms with a major utility, the number, size and timing of our in-process projects and other factors.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The decrease in our revenues in the second quarter 2014 over the second quarter 2013 consisted of a $6.3 million, or 21.1%, reduction in revenues from our Utility Infrastructure segment, a $5.1 million, or 30.8%, reduction in revenues from our Energy Efficiency segment, and a $1.3 million, or 5.4%, reduction in revenues from our Distributed Generation segment.

The year-over-year reduction in our Utility Infrastructure segment revenues was due a $7.2 million decrease in UtilityServices revenue, partially offset by an increase in revenues from engineering and consulting services we provide to utilities. The decrease in our Utility Services revenue was due to unfavorable service arrangements and work assignments from a large utility customer along with delays in work assignments from another UtilityServices customer. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. The year-over-year decrease in our Energy Efficiency segment revenues in the second quarter 2014 compared to the second quarter 2013 includes a $6.6 million decrease in revenues from energy efficiency services we provide as a subcontractor to larger ESCO’s, due to difficult prior year comparisons as the second quarter of last year was the first full period after our acquisition and we realized substantial project completions in that period. The ESCO customer decreases were partially offset by increases in revenues from our LED lighting products and services. The year-over-year decrease in our Distributed Generation segment revenues was driven by a reduction in solar Distributed Generation project sales. In the near-term, we expect revenues to be less than prior year during the last six months of 2014 due to delays converting sales opportunities in our Utility Infrastructure and Distributed Generation segments from our pipeline into our backlog of contracted revenues. In 2015, we expect an increase in UtilityService revenues resulting from the modifications made to our service arrangement with our large utility customer and the expansion of UtilityServices revenues to additional utilities, as well as other customers including energy companies spending on electrical infrastructure to support oil and gas production. We also expect increases in solar Distributed Generation revenues commencing in 2015 resulting from the recently announced utility-scale solar projects.

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

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$15,080	$14,915	$165	1.1%
Utility Infrastructure	20,257	22,925	(2,668)	(11.6)%
Energy Efficiency	7,822	12,464	(4,642)	(37.2)%
Intersegment Eliminations	(421)	—	(421)	n/m

Total	$42,738	$50,304	$(7,566)	(15.0)%

Segment Gross Profit:
Distributed Generation	$7,233	$8,666	$(1,433)	(16.5)%
Utility Infrastructure	3,513	7,186	(3,673)	(51.1)%
Energy Efficiency	3,585	4,031	(446)	(11.1)%

Total	$14,331	$19,883	$(5,552)	(27.9)%

Segment Gross Profit Margins:
Distributed Generation	32.4%	36.7%
Utility Infrastructure	14.8%	23.9%
Energy Efficiency	31.4%	24.4%
Total	25.1%	28.3%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring in connection with our 2013 restructuring and realignment actions which carried over into 2014. Intersegment cost of sales from intersegment revenues are eliminated from total cost of sales. The 15.0% decrease in our consolidated cost of sales and services for the second quarter 2014 compared to the second quarter 2013 was driven by the decrease in costs associated with the 18.7% decrease in sales and other factors discussed below leading to the reduction in our gross profit margin.

Our consolidated gross profit decreased $5.6 million, or 27.9%, in the second quarter 2014 compared to the second quarter 2013. As a percentage of revenue, our consolidated gross margin in the second quarter 2014 was 25.1%, a decrease of 3.2 percentage points compared to the second quarter 2013. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, driven by lower revenues and unfavorable pricing and service assignments with one of our major utility customers. These items caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 10.3% for the second quarter 2014, and our overall Utility Infrastructure segment gross profit margin to 14.8%. This compares to 23.9% Utility Infrastructure segment gross profit margin in the second quarter 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer. Our Distributed Generation segment gross profit margin was 32.4% in the second quarter 2014 compared to 36.7% in the second quarter 2013, due to differences in the mix of projects period-

to-period. Our Energy Efficiency segment gross profit margin was 31.4% in the second quarter 2014 compared to 24.4% in the second quarter 2013. The improvement in our Energy Efficiency segment gross profit margin in the second quarter was due to increases in our ESCO service margins and our LED product margins due to the favorable effects of our acquisition of Solais in the second quarter 2013 and our 2013 restructuring and realignment program which utilized this acquisition to improve our manufacturing and sourcing processes and lower our cost of sales.

As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period. In the near-term, over the next few quarters, we expect our consolidated gross profit margins will be in the low-to-mid 20%-range driven by lower revenues and continued inefficiencies in the delivery of our Utility Infrastructure services. This is because we expect to have certain assets underutilized for the next several quarters, but we expect the inefficiencies to improve as we grow our revenues and execute our plans to improve our Utility Infrastructure operations. We expect these inefficiencies to be partially offset by continued positive results in the gross profit margins from our Distributed Generation and Energy Efficiency segment revenues. Over the long-term, we expect that our gross profit margins will increase modestly over time because of anticipated greater revenues, productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin Distributed Generation recurring revenue projects. These improvements will be offset in 2015 and 2016, and possibly sooner depending on project completion milestones, by the effects of the lower gross profit margins expected from our recently announced utility scale solar Distributed Generation projects.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service segments. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range (with our solar Distributed Generation revenues having gross profit margins that are generally at the lower end of this range, and which will be in the single digit range once our recently announced large solar project begins to be recognized in our revenue), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross profit margins in the 15-40% range (with our ESCO revenues having gross profit margins that are generally at the lower end of this range). The gross profit margins we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual products and services within those segments, affect our consolidated gross profit margin results.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	our ability to improve operational efficiencies in our Utility Infrastructure segment, in particular our UtilityServices area, including increasing our revenue and improving the productivity of our personnel and equipment;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency segments, and products and services within these segments, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale, including the realignment of our Energy Efficiency segment and our efforts to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	our ability to manage our Utility Infrastructure segment labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross profit margin increases from our recently acquired operations that have lower gross profit margin profiles, such as PowerSecure Solar and ESCO energy efficiency operations;

•	the impact of our recently announced large solar projects that we expect will deliver $120 million of revenues at significantly lower gross margins;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations”.

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Fluctuations” below. Accordingly, there is no assurance that our future gross profit and gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$13,670	$12,511	$1,159	9.3%
Selling, marketing and service	2,466	2,105	361	17.1%
Depreciation and amortization	2,137	1,809	328	18.1%

Total	$18,273	$16,425	$1,848	11.3%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Distributed Generation:
General and administrative	$3,356	$3,301	$55	1.7%
Selling, marketing and service	1,097	1,113	(16)	(1.4)%
Depreciation and amortization	805	676	129	19.1%

Total Distributed Generation operating expenses	$5,258	$5,090	$168	3.3%

Utility Infrastructure:
General and administrative	$2,626	$2,967	$(341)	(11.5)%
Selling, marketing and service	318	494	(176)	(35.6)%
Depreciation and amortization	867	605	262	43.3%

Total Utility Infrastructure operating expenses	$3,811	$4,066	$(255)	(6.3)%

Energy Efficiency:
General and administrative	$2,640	$2,606	$34	1.3%
Selling, marketing and service	700	381	319	83.7%
Depreciation and amortization	305	405	(100)	(24.7)%

Total Energy Efficiency operating expenses	$3,645	$3,392	$253	7.5%

Corporate and other unallocated costs:
General and administrative	$5,048	$3,637	$1,411	38.8%
Selling, marketing and service	351	117	234	200.0%
Depreciation and amortization	160	123	37	30.1%

Total corporate and other unallocated costs	$5,559	$3,877	$1,682	43.4%

Total consolidated operating expenses	$18,273	$16,425	$1,848	11.3%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the second quarter 2014, we incurred an aggregate of $1.3 million of incremental operating expenses from our Solais and Encari operations, which we acquired during the second and fourth quarters of 2013, respectively. The year-over-year increase in operating expenses was driven by an increase in selling expenses due to additional sales executives and commission expense, increases in general and administrative expense due to increases in personnel, stock compensation expense, insurance and legal fees to support our growing business platforms, and depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our operating expenses as a percentage of our revenues increased by 8.6 percentage points in the second quarter 2014 compared to the second quarter 2013. This increase reflects operating inefficiencies we experienced in the second quarter 2014 driven by revenue growth that was lower than our recent run-rates. We anticipate that operating expenses as a percentage of revenues will continue to be higher than prior year over the next several quarters as we anticipate that operating cost increases will outpace our revenue growth. However, we expect over the long term that our operating expenses will decrease as a percentage of revenue as our revenue growth returns to historical levels and as we realize the benefits of the actions we took in our recent restructuring and operational realignment activities. Of course, these expectations are dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions. We cannot provide any assurance as to if, when, how much or for how long economic conditions will continue to improve, or the effects of future economic conditions on our revenues, expenses or net income (loss).

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate and other administrative costs.

The overall $1.2 million, or 9.3%, increase in our consolidated general and administrative expenses in the second quarter 2014, as compared to the second quarter 2013, was due primarily to an increase in personnel, stock compensation, insurance, travel, professional fees and consulting, rent and other expenses to support our recent revenue growth and our investments in new business opportunities. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Consolidated General and Administrative Expense:
Personnel costs	$7,970	$7,265	$705	9.7%
Vehicle lease and rental	825	811	14	1.7%
Insurance	695	339	356	105.0%
Rent-office and equipment	413	317	96	30.3%
Professional fees and consulting	377	198	179	90.4%
Travel	568	611	(43)	(7.0)%
Telephone	216	174	42	24.1%
Meals and entertainment	187	264	(77)	(29.2)%
Utilities	75	85	(10)	(11.8)%
Other	516	816	(300)	(36.8)%
Corporate costs	1,828	1,631	197	12.1%

Total	$13,670	$12,511	$1,159	9.3%

The majority of the increase in each of the expense categories above during the second quarter 2014 compared to the second quarter 2013 was largely due to incremental general and administrative expenses during the second quarter 2014 from our 2013 acquisitions of Solais and Encari operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment General and Administrative Expense:
Distributed Generation	$3,356	$3,301	$55	1.7%
Utility Infrastructure	2,626	2,967	(341)	(11.5)%
Energy Efficiency	2,640	2,606	34	1.3%
Corporate and other unallocated costs	5,048	3,637	1,411	38.8%

Total	$13,670	$12,511	$1,159	9.3%

The 1.7% increase in our second quarter 2014 Distributed Generation segment general and administrative expense compared to the second quarter 2013 was due to small increases in personnel costs. The 11.5% decrease in our second quarter 2014 Utility Infrastructure segment general and administrative expense compared to the second quarter 2013 was due to decreases in personnel and equipment costs due to actions taken to help offset the impact of lower revenues and gross margins. The 1.3% increase in our second quarter 2014 Energy Efficiency segment general and administrative expense compared to the second quarter 2013 was due to increases in personnel costs that offset overhead savings from our recent restructuring of our LED operations.

Corporate and other unallocated costs include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The increase in our corporate and other unallocated costs during the second quarter 2014 as compared to the second quarter 2013 was due primarily to increases in personnel, stock compensation expense, insurance and legal fees to support our growing business platforms. We expect our unallocated corporate costs for the remainder of 2014 to remain at similar levels to those incurred during the second quarter 2014.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 17.1% increase in consolidated selling, marketing and service expenses in the second quarter 2014, as compared to the second quarter 2013, was due to increases in salaries and commissions related to our significantly higher backlog as well as an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Consolidated Selling, Marketing and Service:
Salaries	$847	$740	$107	14.5%
Commission	633	421	212	50.4%
Travel	316	332	(16)	(4.8)%
Advertising and promotion	205	321	(116)	(36.1)%
Bad debt expense (recovery)	465	291	174	59.8%

Total	$2,466	$2,105	$361	17.1%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$1,097	$1,113	$(16)	(1.4)%
Utility Infrastructure	318	494	(176)	(35.6)%
Energy Efficiency	700	381	319	83.7%
Unallocated costs	351	117	234	200.0%

Total	$2,466	$2,105	$361	17.1%

In the future, we expect our near-term and long-term selling, marketing and services expenses to grow in order to reflect, drive and support anticipated future revenue growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets acquired as part of our 2013 acquisitions of Solais, Encari and ESCO operations.

The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Depreciation and Amortization:
Distributed Generation	$805	$676	$129	19.1%
Utility Infrastructure	867	605	262	43.3%
Energy Efficiency	305	405	(100)	(24.7)%
Unallocated costs	160	123	37	30.1%

Total	$2,137	$1,809	$328	18.1%

The 18.1% increase in consolidated depreciation and amortization expenses in the second quarter 2014, as compared to the second quarter 2013, primarily reflects increased depreciation resulting from capital investments, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure segment equipment to support its growth. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with potential future acquisitions.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, and income taxes. None of these income or expense amounts are allocated to our operating segments for purposes of evaluating segment performance or allocating resources. The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Other Income (Expense):
Interest income	5	19	(14)	(73.7)%
Interest expense	(292)	(130)	(162)	124.6%
Income tax benefit (expense)	1,481	(1,305)	2,786	213.5%

Total	$1,194	$(1,416)	$2,610

Interest Income and Other Income. Interest income and other income consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. The amount of interest income and other income during the second quarter 2014 was less compared to the second quarter 2013 due to a reduction in interest earned on the balance of our restricted annuity contract. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. Interest expense increased $0.2 million during the second quarter 2014, as compared to the second quarter 2013. The increase in our interest expense reflects interest on our $25.0 million term loan, which we completed in June 2013, partially offset by a reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year. We expect our interest expense to increase in the upcoming quarters due to fees related to the $12 million letter of credit that was recently extended under our revolving credit facility to facilitate the bonding requirements of our recently announced $120 million solar projects. In the longer term, absent any new borrowings on our existing credit facility, we expect our future interest and finance charges to decrease slightly as the balances of our borrowings are reduced by regular monthly and quarterly installments.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of 35% in the second quarter 2014 decreased slightly, as compared to the 39.0% effective tax rate in the second quarter 2013. We recorded an income tax benefit during the second quarter 2014 as we incurred a pre-tax loss during the period.

Non-controlling Interest. The non-controlling interest we recorded during the second quarter 2013 represents the minority shareholders’ equity in the income or loss of PowerSecure Solar and IES and is reflected as a reduction or addition to net income or losses to derive income or loss attributable to PowerSecure International stockholders. In May 2013, we acquired the minority shareholder interests in each of these entities. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there are no more non-controlling interests. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the second quarter 2014, as compared to the second quarter 2013, is a result of our acquisition of the non-controlling interests in May 2013.

Six Month Period 2014 Compared to Six Month Period 2013

Revenues

The following table summarizes our revenues, including intersegment revenues, by segment for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Revenues:
Distributed Generation	$39,808	$44,538	$(4,730)	(10.6)%
Utility Infrastructure	50,598	49,961	637	1.3%
Energy Efficiency	19,881	20,645	(764)	(3.7)%
Intersegment Eliminations	(421)	—	(421)	n/m

Total	$109,866	$115,144	$(5,278)	(4.6)%

Our consolidated revenues in the six month period 2014 of $109.9 million decreased $5.3 million, or 4.6%, compared to the six month period 2013, due to a reduction in revenues from our Distributed Generation and Energy Efficiency segments, partially offset by an increase revenues from our Utility Infrastructure segment.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The decrease in our revenues in the six month period 2014 over the six month period 2013 consisted of a $4.7 million, or

10.6%, reduction in revenues from our Distributed Generation segment and a $0.8 million, or 3.7%, reduction in revenues from our Energy Efficiency segment, partially offset by a $0.6 million, or 1.3%, increase from our Utility Infrastructure segment. The year-over-year decrease in our Distributed Generation segment revenues was driven by a reduction in customer-owned turn-key project sales and, to a lesser extent, a reduction in solar Distributed Generation project sales.

Gross Profit and Gross Profit Margin

The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$26,246	$28,323	$(2,077)	(7.3)%
Utility Infrastructure	44,424	37,689	6,735	17.9%
Energy Efficiency	14,245	15,509	(1,264)	(8.2)%
Intersegment Eliminations	(421)	—	(421)	n/m

Total	$84,494	$81,521	$2,973	3.6%

Segment Gross Profit:
Distributed Generation	$13,562	$16,215	$(2,653)	(16.4)%
Utility Infrastructure	6,174	12,272	(6,098)	(49.7)%
Energy Efficiency	5,636	5,136	500	9.7%

Total	$25,372	$33,623	$(8,251)	(24.5)%

Segment Gross Profit Margins:
Distributed Generation	34.1%	36.4%
Utility Infrastructure	12.2%	24.6%
Energy Efficiency	28.3%	24.9%
Total	23.1%	29.2%

The 3.6% increase in our consolidated cost of sales and services for the six month period 2014 compared to the six month period 2013 was driven by inefficiencies in our Utility Infrastructure segment which led to higher levels of personnel and equipment costs as a percentage of revenues, the $0.3 million write-down of Energy Efficiency segment inventory in connection with our 2013 restructuring and realignment actions that is included in cost of sales, and other factors discussed below leading to the reduction in our gross profit margin.

Our consolidated gross profit decreased $8.3 million, or 24.5%, in the six month period 2014 compared to the six month period 2013. As a percentage of revenue, our consolidated gross margin in the six month period 2014 was 23.1%, a decrease of 6.1 percentage points compared to the six month period 2013. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, driven by lower-than-expected revenues and unfavorable pricing and service assignments with one of our major utility customers. These unfavorable terms caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 7.9% for the six month period 2014, and our overall Utility Infrastructure segment gross profit margin to 12.2%. This compares to 24.6% Utility Infrastructure segment gross profit margin in the six month period 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer. Our Distributed Generation segment gross profit margin was 34.1% in the six month period 2014 compared to 36.4% in the six month period 2013, due to differences in the mix of projects period-to-period. Our Energy Efficiency segment gross profit margin was 28.3% in the six month period 2014 compared to 24.9% in the six month period 2013. The year-over-year gross profit margin increase in our Energy Efficiency gross profit margins was due to increases in our ESCO service margins and our LED product margins due to the favorable effects of our acquisition of Solais in the second quarter 2013 and our 2013 restructuring and realignment program which utilized this acquisition to improve our manufacturing and sourcing processes and lower our cost of sales.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service segments. Our Distributed Generation products and services generally yield gross profit margins in the 20-45% range (with our solar Distributed Generation revenues having gross profit margins that are generally at the lower end of this range and which will be in the single digit range once our recently announced large solar projects begin to be recognized in our revenue), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross profit margins in the 15-40% range (with our ESCO revenues having gross profit margins that are generally at the lower end of this range). The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual product lines within those segments, affect our consolidated gross profit margin results.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$26,714	$22,343	$4,371	19.6%
Selling, marketing and service	4,475	3,490	985	28.2%
Depreciation and amortization	4,315	3,265	1,050	32.2%
Restructuring charges	427	—	427	n/m

Total	$35,931	$29,098	$6,833	23.5%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Distributed Generation:
General and administrative	$6,892	$6,767	$125	1.8%
Selling, marketing and service	2,262	2,057	205	10.0%
Depreciation and amortization	1,607	1,346	261	19.4%
Restructuring charges	—	—	—	n/m

Total Distributed Generation operating expenses	$10,761	$10,170	$591	5.8%

Utility Infrastructure:
General and administrative	$5,549	$5,233	$316	6.0%
Selling, marketing and service	622	748	(126)	(16.8)%
Depreciation and amortization	1,726	1,182	544	46.0%
Restructuring charges	—	—	—	n/m

Total Utility Infrastructure operating expenses	$7,897	$7,163	$734	10.2%

Energy Efficiency:
General and administrative	$4,711	$3,801	$910	23.9%
Selling, marketing and service	1,171	580	591	101.9%
Depreciation and amortization	665	507	158	31.2%
Restructuring charges	427	—	427	n/m

Total Energy Efficiency operating expenses	$6,974	$4,888	$2,086	42.7%

Corporate and other:
General and administrative	$9,562	$6,542	$3,020	46.2%
Selling, marketing and service	420	105	315	300.0%
Depreciation and amortization	317	230	87	37.8%

Total corporate and other unallocated costs	$10,299	$6,877	$3,422	49.8%

Total consolidated operating expenses	$35,931	$29,098	$6,833	23.5%

During the six month period 2014, we incurred an aggregate of $4.1 million of incremental operating expenses from our ESCO, Solais, Encari and PowerLine operations, which we acquired at various dates throughout 2013. The year-over-year increase in operating expenses was driven by an increase in selling expenses due to additional sales executives and commission expense, increases in general and administrative expense due to increases in personnel, stock compensation expense, insurance and legal fees to support our growing business platforms, and depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles. The increase in personnel and equipment also includes expenses to continue to strengthen our safety resources and programs. The increase in our operating costs in the six month period 2014, compared to the six month period 2013, was also driven by $0.4 million of incremental restructuring charges. These restructuring charges were incurred in connection with the first quarter 2014 completion of our 2013 business realignment program.

Our operating expenses, excluding the restructuring charges, as a percentage of our revenues increased by 7.0 percentage points in the six month period 2014 compared to the six month period 2013. This increase reflects operating inefficiencies we experienced in the six month period 2014 driven by revenue growth that was lower than our recent run-rates.

General and Administrative Expenses. The overall $4.4 million, or 19.6%, increase in our consolidated general and administrative expenses in the six month period 2014, as compared to the six month period 2013, was due primarily to an increase in personnel, stock compensation, insurance, travel, professional fees and consulting, rent and other expenses to support our recent increasing levels of revenue and our investments in new business opportunities. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Consolidated General and Administrative Expense:
Personnel costs	$15,386	$13,059	$2,327	17.8%
Vehicle lease and rental	1,564	1,462	102	7.0%
Insurance	1,395	632	763	120.7%
Rent-office and equipment	826	628	198	31.5%
Professional fees and consulting	832	430	402	93.5%
Travel	1,185	982	203	20.7%
Telephone	449	355	94	26.5%
Meals and entertainment	465	418	47	11.2%
Utilities	174	163	11	6.7%
Other	1,237	1,353	(116)	(8.6)%
Corporate costs	3,201	2,861	340	11.9%

Total	$26,714	$22,343	$4,371	19.6%

The majority of the increase in each of the expense categories above during the six month period 2014 compared to the six month period 2013 was largely due to incremental general and administrative expenses during the six month period 2014 from our 2013 acquisitions of Solais, Encari and ESCO operations.

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment General and Administrative Expense:
Distributed Generation	$6,892	$6,767	$125	1.8%
Utility Infrastructure	5,549	5,233	316	6.0%
Energy Efficiency	4,711	3,801	910	23.9%
Corporate and other unallocated costs	9,562	6,542	3,020	46.2%

Total	$26,714	$22,343	$4,371	19.6%

The 1.8% increase in our six month period 2014 Distributed Generation segment general and administrative expense compared to the six month period 2013was due to small increases in personnel costs. The 6.0% increase in our six month period 2014 Utility Infrastructure segment general and administrative expense compared to the six month period 2013was due to increases in personnel and equipment costs, primarily during the first quarter of 2014, in anticipation of higher revenue growth. The 23.9% increase in our six month period 2014 Energy Efficiency segment general and administrative expense compared to the six month period 2013was due to the incremental costs related to our Solais and ESCO acquisitions, partially offset by reductions in personnel and overhead savings from our recent restructuring of our LED operations. The increase in our unallocated corporate and other general and administrative expenses during the six month period 2014 as compared to the six month period 2013 was due primarily to an increase in stock compensation expense and legal costs.

Selling, Marketing and Service Expenses. The 28.2% increase in consolidated selling, marketing and service expenses in the six month period 2014, as compared to the six month period 2013, was due to increases in salaries, commissions, travel, and advertising and promotion, driven by the recent increase in our backlog and sales activities to drive future revenues. In addition, our recent increases in revenue and customers resulted in an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Consolidated Selling, Marketing and Service:
Salaries	$1,588	$1,425	$163	11.4%
Commission	1,085	687	398	57.9%
Travel	745	605	140	23.1%
Advertising and promotion	502	472	30	6.4%
Bad debt expense (recovery)	555	301	254	84.4%

Total	$4,475	$3,490	$985	28.2%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$2,262	$2,057	$205	10.0%
Utility Infrastructure	622	748	(126)	(16.8)%
Energy Efficiency	1,171	580	591	101.9%
Unallocated costs	420	105	315	300.0%

Total	$4,475	$3,490	$985	28.2%

Depreciation and Amortization Expenses. The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Segment Depreciation and Amortization:
Distributed Generation	$1,607	$1,346	$261	19.4%
Utility Infrastructure	1,726	1,182	544	46.0%
Energy Efficiency	665	507	158	31.2%
Unallocated costs	317	230	87	37.8%

Total	$4,315	$3,265	$1,050	32.2%

The 32.2% increase in consolidated depreciation and amortization expenses in the six month period 2014, as compared to the six month period 2013, primarily reflects increased depreciation resulting from recent capital investments, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure segment equipment to support its anticipated growth.

Restructuring Charges. Restructuring charges consist of costs associated with realigning operations, reducing employee counts, eliminating products, exiting certain activities, changing manufacturing sourcing, and other actions designed to reduce our cost structure and improve productivity.

Our 2013 acquisitions provided us with a new, distinct set of opportunities to restructure and realign our operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions to realign our operations to gain cost and performance efficiencies which continued into the first quarter 2014. These actions, which primarily involve our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, eliminating certain LED products, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As we completed these 2013 business realignment initiatives in the first quarter 2014, we incurred pre-tax restructuring charges totaling $0.7 million in the first quarter 2014. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $0.3 million in the first quarter 2014 are included in cost of sales. The expenses associated with the remaining business realignment charges totaled $0.4 million in the six month period 2014. We do not expect to incur any additional charges in connection with the 2013 business realignment program.

There were no similar restructuring charges during the six month period 2013.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2014	2013	$	%
Other Income (Expense):
Interest income	9	40	(31)	(77.5)%
Interest expense	(592)	(235)	(357)	151.9%
Income tax benefit (expense)	4,135	(1,679)	5,814	346.3%

Total	$3,552	$(1,874)	$5,426

Interest Income and Other Income. The amount of interest income and other income during the six month period 2014 was less compared to the six month period 2013 due to a reduction in interest earned on the balance of our restricted annuity contract. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense increased $0.4 million during the six month period 2014, as compared to the six month period 2013. The increase in our interest expense reflects interest on our $25.0 million term loan, which we completed in June 2013, partially offset by a reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year.

Income Taxes. Our overall effective tax rate of 37.1% in the six month period 2014 decreased slightly, as compared to the 39.0% effective tax rate in the six month period 2013. We recorded an income tax benefit during the six month period 2014 as we incurred a pre-tax loss during the period.

Non-controlling Interest. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the six month period 2014, as compared to the six month period 2013, is a result of our acquisition of the non-controlling interests in May 2013.

Fluctuations

Our revenues, expenses, margins, net income (loss), cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the slow and uncertain economic recovery and the inconsistent capital and credit markets, the potential economic consequences if critical fiscal, deficit and budgetary deadlines are not met, and the potential for economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income (loss), including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our acquisitions of PowerSecure Solar, ESCO, Solais, and Encari;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross profit margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, and to resolve recent inefficiencies in this product and services area, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and new arrangements we are establishing to source these products and components from vendors in Asia;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure products and services;

•	our ability to successfully execute on a timely basis our new large solar projects, and to successfully obtain and execute additional large solar DG projects in the future;

•	our ability to incorporate our DG products and services in our ESCO service offerings;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, including the recently filed purported securities class actions, as well as warranty claims and other claims and proceedings.

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

Liquidity and Capital Resources

Overview

We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, leasing, and proceeds from sales of equity. On a going forward basis, we expect to require capital primarily to finance our:

•	operations;

•	inventory;

•	accounts receivable;

•	property and equipment expenditures, including capital expenditures related to distributed generation PowerSecure-owned recurring revenue projects;

•	software purchases or development;

•	debt service requirements;

•	lease obligations;

•	deferred compensation obligations;

•	restructuring and cost reduction obligations;

•	acquisitions and other business transactions; and

•	stock repurchases.

Working Capital

At June 30, 2014, we had working capital of $97.9 million, including $41.3 million in cash and cash equivalents, compared to working capital of $105.1 million, including $50.9 million in cash and cash equivalents at December 31, 2013. Changes in the components of our working capital from December 31, 2013 to June 30, 2014 and from December 31, 2012 to June 30, 2013 are explained in greater detail below. At both June 30, 2014 and December 31, 2013, we had nothing drawn on our $20.0 million revolving credit facility. On July 2, 2014, we were issued a $12.0 million letter of credit under this revolving credit facility to support bonding arrangements for contracts to construct two large solar energy projects. This letter of credit balance reduces the amount of revolver available for borrowing. Therefore, we currently have $8.0 million of available and unused borrowing capacity from our credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(4,597)	$(4,126)
Net cash used in investing activities	(4,359)	(13,717)
Net cash provided by (used in) financing activities	(647)	25,374

Net increase (decrease) in cash and cash equivalents	$(9,603)	$7,531

Cash Used in Operating Activities

Cash used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash used in operating activities also include the effect of changes in working capital and other activities.

Cash used in operating activities for the six month period 2014 was approximately $4.6 million and consisted of our net loss of $7.0 million and net cash of $2.7 million used by working capital and other activities, partially offset by non-cash items of $5.1 million. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense. Cash used by working capital and other activities consisted primarily of increases in inventory of $3.8 million and a net $6.0 million increase in other current and noncurrent assets and liabilities and decreases in accrued and other liabilities of $3.9 million and restructuring charges of $0.6 million, partially offset by a $7.9 million decrease in accounts receivable and an increases in accounts payable of $3.7 million. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash used in operating activities for the six month period 2013 was approximately $4.1 million and consisted of net cash of $10.3 million used by working capital and other activities, partially offset by our net income of $2.7 million and non-cash items of $3.6 million. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense. Cash used by working capital and other activities consisted primarily of increases in our accounts receivable of $11.0 million and inventory of $7.4 million and a decrease of accrued and other liabilities including restructuring charges of $2.2 million, partially offset by a $9.3 million increase in accounts payable and a net $1.0 million reduction in other current and noncurrent assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities was $4.4 million in the six month period 2014 and cash used in investing activities was $13.7 million in the six month period 2013. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During the six month period 2014, we used $3.1 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $1.8 million principally to acquire operational assets and we received $0.5 million cash proceeds from the sale of property plant and equipment. During the six month period 2013, we used $9.5 million as partial consideration to acquire the ESCO, Solais Lighting, and PowerLine businesses, we used $1.7 million to purchase and install equipment at our recurring revenue distributed generation sites and we used $2.5 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $0.6 million in the six month period 2014 and cash provided by financing activities was $25.4 million in the six month period 2013. During the six month period 2014, we used $2.3 million to make scheduled payments on our capital lease and term loan obligations, we used $0.4 million to repurchase shares of our common stock and we received $2.0 million from the exercise of stock options. During the six month period 2013, we received $25.0 million from the proceeds of a term loan under our credit facility, we received $0.9 million from the exercise of stock options and we used $0.5 million to repay our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during the six month period 2014 were approximately $4.9 million, of which we used $3.1 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.8 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services. Our capital expenditures during the six month period 2013 were approximately $4.2 million, of which we used $1.7 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $2.5 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services.

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

Indebtedness

Long-term credit facility. We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007, which has been amended and restated from time-to-time. At June 30, 2014 and December 31, 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. The credit agreement is guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

On July 2, 2014 we entered into an amendment to our credit agreement. The only provision of the credit agreement modified by this amendment was an increase in the letter of credit sublimit to $12.0 million. The letter of credit sublimit, pursuant to which the lenders may issue letters of credit on our behalf to provide security arrangements to third parties on our behalf, is part of, but not an addition to, our $20.0 million revolver under the credit agreement. In conjunction with this amendment, on July 2, 2014 our lenders issued a $12.0 million letter of credit to our bonding surety to support our bonding arrangements under two contracts to construct two large solar energy projects for a major utility.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	2,000	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	21,428	23,214

Total debt	23,428	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$19,697	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in Company-owned distributed generation projects, additional utility services equipment, working capital, other capital expenditures, acquisitions and general corporate purposes.

Outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Letters of credit bear interest at LIBOR plus the applicable margin. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

Scheduled principal payments on our outstanding debt obligations at June 30, 2014, are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
Remainder of 2014	$—	$1,785	$80	$1,865
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$21,428	$2,000	$23,428

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at June 30, 2014, $17.1 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.3 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

The credit facility contains certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. Given the lower amount of EBITDA we generated in the first half of 2014 compared to 2013 along with our expectation for lower comparative EBITDA for the remainder of 2014, we expect that our fixed charge coverage ratio will be less than 1.25 for the next several quarters. This means that we must maintain a cash balance that is $5.0 million higher than our funded indebtedness or we could be in violation of the fixed charge coverage ratio covenant. The fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth of approximately $104 million at June 30, 2014, computed on a quarterly basis, which minimum level represents the sum of $75.0 million, plus an amount equal to 50% of our net income each fiscal year commencing December 31, 2013, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of June 30, 2014, we were in compliance with these financial covenants.

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

There was an aggregate balance of $23.4 million outstanding under the two term loans under our credit facility as of June 30, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the six months ended, June 30, 2014 or at December 31, 2013 or at August 6, 2014. However, on August 6, 2014, there was a $12.0 million letter of credit outstanding, which was put in place on July 2, 2014, to support bonding arrangements under two contracts to construct two large solar energy projects for a major utility. This letter of credit balance reduces the amount available to borrow under the revolving portion of the credit facility. Therefore, we currently have $8.0 million of the total $20.0 million available to borrow under the revolving portion of the credit facility. The availability of capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at June 30, 2014 was $1.5 million.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2014, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in June 2013, we completed a $25.0 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have an obligation to make installment payments on the PowerLine acquisition; we have restructuring and cost reduction obligations; and we have a deferred compensation obligation. At June 30, 2014, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of June 30, 2014, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of 2014	1 – 3 Years	4 –5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	25,234	2,149	10,006	7,606	5,473
Capital lease obligations (2)	1,524	508	1,016	—	—
Operating leases	23,781	3,117	10,900	6,817	2,947
Deferred compensation (3)	3,133	—	3,133	—	—
Installment payments due on acquisition	440	—	220	220	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	361	361	—	—	—

Total	$54,577	$6,239	$25,275	$14,643	$8,420

(1)	Total repayments are based upon borrowings outstanding as of June 30, 2014, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of June 30, 2014 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. As of June 30, 2014, we had approximately $110.8 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $29.7 million at June 30, 2014. On July 2, 2014, our surety issued a $120.0 million surety bond on our behalf in connection with two utility-scale solar contracts. Our lenders posted a $12.0 million letter of credit and we provided a $3.0 million cash deposit as additional collateral to and for the benefit of our bonding agent to support our performance obligations under the contracts. Both the deposit and the letter of credit will be released and canceled once the panel manufacturer or manufacturers for these projects issue either performance bonds, or letters of credit, that backstop the on-time delivery of quality panels. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Off-Balance Sheet Arrangements

During the second quarter 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

At June 30, 2014, we had $41.3 million in cash and cash equivalents, total working capital of $97.9 million, and another $8 million available for borrowing under the $20 million revolving portion of our credit facility, after taking into consideration the subsequent usage of this facility for our $12 million letter of credit on July 2, 2014. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the slow economic recovery, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

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

In addition, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. Given the lower amount of EBITDA we generated in the first half of 2014 compared to 2013 along with our expectation for lower comparative EBITDA for the remainder of 2014, we expect that our fixed charge coverage ratio will be less than 1.25 for the next several quarters. This means that we must maintain a cash balance that is $5.0 million higher than our funded indebtedness or we could be in violation of the fixed charge coverage ratio covenant. Violating this covenant could impact the availability and cost of our debt and other capital resources. A covenant violation, if it is not otherwise cured or waived by our lender, could result in our debt under the credit facility being immediately called and payable.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This standard further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, this new standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (“ASU 2014-09”). This standard replaces existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers goods or services to customers in an amount equal to the amount that it expects to be entitled to receive in exchange for those goods and services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and will be effective for us for our fiscal year that begins January 1, 2017, and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are in the process of determining the method of adoption and evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. This standard is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at both June 30, 2014 and December 31, 2013, but had no effect on our net income (loss) or stockholders’ equity.

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

At June 30, 2014, our cash and cash equivalents balance was approximately $41.3 million, and $23.4 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at June 30, 2014 was $17.1 million.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the second quarter 2014, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $16 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $30 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $16 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $5 thousand.

Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use in our products and from diesel fuel we use to power our generators. To date, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations. The impact of these fluctuations could result in an increase in our operating costs and expenses and reduction in our gross profit margins and income due to increases in the price and costs of engines, generators, copper, aluminum, electrical components, labor, electricity, diesel fuel, gasoline, oil and natural gas. Movements in prices of these commodities can materially impact our results in this segment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the securities class action litigation referenced in the note 9 to the financial statements and in the new risk factor in “Item 1A – Risk Factors” below:

Item 1A. Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which have not materially changed as of the date of this report, except as follows:

We recently entered into two contracts with a utility customer under which we are acting as the general contractor in connection with the installations of two large solar power systems, which constitute a material amount of our revenue backlog and we expect will constitute a material amount of our revenues and profit in 2015 and 2016. We are subject to a variety of risks associated with the execution of these large projects, including but not limited to potential damages under the contracts if we do not deliver quality systems on time, and performance bonds and letters of credit collateralizing our obligations under the contracts, any of which could have a material adverse effect on our business and results of operations.

In July 2014, we entered into two engineering, procurement and construction contracts with a utility customer, pursuant to which we will act as the general contractor in connection with the installation of two solar power distributed generation systems with a total project value of $120 million. Because of the size, scope, and strict project timelines, we have taken on significant responsibility and risks related to project completion.

The contracts for these large solar projects contain customary covenants, representations, warranties and indemnities to the utility customer. They also include terms requiring us to provide indemnification to the utility under certain circumstances, as well as containing provisions requiring us to pay the utility liquidated damages upon the occurrence of certain events, including delays in achieving pre-determined substantial completion, and placed in service dates, and the level of energy performance of the project. The aggregate limit on our liability to the utility for delay liquidated damages under the contracts is approximately $24 million per contract, and $48 million in total, which cap does not apply to other breaches. We could have additional liability to the utility for any breaches of our covenants, representations or warranties in addition to delay liquidated damages. The contracts also contain typical events of default, including material breaches of the contracts after notice and cure periods and defaults relating to bonding and surety failures. The contracts may be terminated by us upon an event of default by the utility, in which case we would be entitled only to the payment for work performed and for actual costs incurred. In addition, if the utility fails to issue a notice to proceed within 120 days of the effective date of each contract, then that contract may be terminated by either party without any further liability other than the utility will forfeit a non-refundable deposit to us up to 10% of the solar panel cost, which deposit is anticipated would then be forfeited to the panel manufacturer or manufacturers. We provide a warranty on each project for three years after substantial completion of that project.

The solar projects under each contract are subject to certain conditions, including (i) regulatory approval by the local public utility commission and (ii) approval by the party granting the rights to the respective sites. If such conditions are not met within 120 days of the date of either contract, either the utility or us has the right to terminate such contract. The scheduled substantial and placed in service dates of each contract are no later than August 1, 2016 and December 31, 2016, respectively.

In addition, the solar projects covered by these contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained, for the benefit of the utility, bonding and surety arrangements in the amount of approximately $120 million with respect to the projects under the contracts, and have also provided a $3 million cash deposit and obtained a $12 million letter of credit under our credit facility, as additional collateral to the bonding agent to support our performance obligations under the contracts to the utility. Both the deposit and the letter of credit will be released and canceled once the panel manufacturer or manufacturers for these projects issue either performance bonds, or letters of credit, that backstop the on-time delivery of quality panels.

We depend on third-party solar panel manufacturers and suppliers to provide the solar panels for these projects, and any failure or delay to obtain sufficient quality solar panels could significantly affect our performance, lead to construction delays, create delay liquidated damages and damage our customer relationships. If the operations of our panel supplier was disrupted or its financial stability impaired, or if it were unable or unwilling to devote capacity to our solar panels in a timely manner, we might be unable to complete the projects on a timely basis. It may not be possible to obtain adequate solar panels from an alternate supplier in a timely manner or without incurring significantly higher costs.

In addition, these solar projects are the largest we have been awarded to date, and are expected to generate a significant portion of our revenues and business in 2015 and 2016. These projects create concentrated operating and financial risks, and we do not control all events that could affect our performance or the timing of these projects. We may not recognize revenue as anticipated in a given reporting period because a project is delayed or if construction, warranty or operational challenges arise, or if the timing of such a project unexpectedly changes for other reasons. We may incur large liquidated damages if we fail to execute the projects by a specified time, or incur other damages due to performance issues or contractual breaches. Our performance on this scale is untested. Moreover, these projects are subject to deferral or termination by the utility customer, under certain circumstances, upon which we would only receive compensation for our work performance and costs incurred. In addition, since these are fixed price projects, we would be adversely affected by any increase in costs, whether due to cost-overruns, construction delays, increased supply costs, adverse weather conditions, or other unanticipated factors. Any decrease in revenues below expectations from these projects, payment of liquidated damages, or increase in project expenses could have a material adverse effect on our business, results of operations and financial condition. This is particularly true because we expect the gross margins on these projects to be significantly less than our traditional solar gross margins. This means that we have less room for error, and the impact of issues with the execution of these projects could be magnified in our results of operations.

In addition, we acquired our distributed solar energy business, PowerSecure Solar, in 2012, which is integrated into our Distributed Generation product platform. Because our solar energy capability was acquired relatively recently, we have limited experience on which to base our prospects and anticipated results of operations.

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

We have been named as a defendant in purported securities class action litigation and we could be named in additional related litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and in July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. We expect that all of these lawsuits will be consolidated in the United States District Court for the Eastern District of North Carolina. These actions were filed on behalf of all persons or entities that purchased our common stock during a class period that was originally between March 10, 2014 and

May 7, 2014, and was subsequently extended to a class period between August 8, 2013 and May 7, 2014. The complaints, which are substantially similar, allege that certain statements made during the applicable class period violated federal securities laws. The amount of damages has not been specified, and no determination has been made on the status of the lawsuits proposed as class actions.

We believe that the claims asserted in these lawsuits are without merit and intend to vigorously defend against all such allegations. We have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims. While we believe that the claims asserted in these lawsuits are without merit and intend to defend the litigation vigorously, no assurance can be given that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in these current lawsuits or related litigation could be significant and have a material adverse effect on our business, financial condition, results of operations, or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success on these claims, defending the litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

In addition, the following risk factor amends and supercedes the similar risk factor in our Annual Report on Form 10-K:

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

Our credit facility, which was amended and restated in June 2013, consists of a revolving credit line of $20 million that matures in November 2016 and two term loans, a $25 million seven year amortizing term loan maturing in June 2020 and a $2.6 million term loan maturing in November 2016. The proceeds under our credit facility are available for our capital requirements subject to our meeting certain financial and operating covenants. In July 2014, the credit facility was amended to increase the letter of credit sublimit to $12 million as part of, but not in addition to, the $20 million revolving credit line. In conjunction with this amendment, our lenders issued a $12 million letter of credit to our bonding surety to support our bonding arrangements under contracts to construct two large solar energy projects for a major utility.

As of August 6, 2014, an aggregate balance of $23.4 million was outstanding under the two term loans under our credit facility and, while we had no balance outstanding under the $20 million revolving portion of our credit facility, the outstanding $12 million letter of credit reduced our available borrowings under our revolving line to $8 million.

Our ability to borrow under the revolving credit facility is subject to our ability to satisfy certain financial covenants, and our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance including but not limited to earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. If we are unable to fully satisfy the financial covenants of the credit facility, and any such failure is not waived by our lenders, then we will be in breach of the terms of our credit facility. For example, if our cash on hand does not exceed funded indebtedness by at least $5 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. Given the lower amount of EBITDA we generated in the first half of 2014 compared to 2013 along with our expectation for lower comparative EBITDA for the remainder of 2014, we expect that our fixed charge coverage ratio will be less than 1.25 for the next several quarters. This means that we must maintain a cash balance that is $5 million higher than our funded indebtedness or we could be in violation of the fixed charge coverage ratio covenant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of our shares of common stock during the three monthly periods ending June 30, 2014:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased (1)	per Share (2)	Plans or Programs (3)	the Plans or Programs (3)
April 1, 2014 – April 30, 2014	—	$—	—	$5,076,495
May 1, 2014 – May 31, 2014	50,000	$7.29	50,000	$4,711,960
June 1, 2014 – June 30, 2014	—	$—	—	$4,711,960

Total	50,000	$7.29	50,000	$4,711,960

(1)	From time to time, we withhold shares of our common stock from employees to satisfy tax withholding obligations with respect to the vesting of restricted stock awards granted under our 1998 Stock Incentive Plan, as amended and restated. We did not withhold any such shares during the three monthly periods ending June 30, 2014.
(2)	The price paid per share with respect to shares withheld to satisfy tax withholding obligations as referred to in note (1) above, if any, is based on the closing sales price of our common stock on the vesting date, as reported on the New York Stock Exchange.
(3)	On November 1, 2011, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $5.0 million in shares of our common stock. On December 3, 2012, our Board of Directors authorized an increase in the stock repurchase program to provide for the repurchase of up to an additional $5.0 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. On December 3, 2012, in connection with the increase in the size of the stock repurchase plan, our Board of Directors extended the plan to continue for a period of up to 24 months thereafter, although the plan may be suspended from time to time or discontinued at any time, or the plan may be renewed or further extended, in the discretion of our Board of Directors.

Item 6. Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: August 6, 2014	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 6, 2014	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary