Form 10-Q
period 2014-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2014-11-05
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 1, 2014, 22,370,100 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$43,860	$50,915
Trade receivables, net of allowance for doubtful accounts of $602 and $544, respectively	79,342	89,801
Inventories	29,871	16,864
Income taxes receivable	5,784	1,045
Deferred tax asset, net	5,289	5,368
Prepaid expenses and other current assets	3,811	2,235

Total current assets	167,957	166,228

Property, plant and equipment:
Equipment	63,587	56,706
Furniture and fixtures	593	572
Land, building and improvements	6,283	6,134

Total property, plant and equipment, at cost	70,463	63,412
Less accumulated depreciation and amortization	21,414	17,467

Property, plant and equipment, net	49,049	45,945

Other assets:
Goodwill	30,832	30,226
Restricted annuity contract	3,137	3,137
Intangible rights and capitalized software costs, net of accumulated amortization of $6,639 and $4,955, respectively	7,847	8,715
Other assets	1,887	1,240

Total other assets	43,703	43,318

Total Assets	$260,709	$255,491

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,500	$24,299
Accrued and other liabilities	39,376	31,195
Accrued restructuring liabilities	185	965
Current portion of long-term debt	3,731	3,731
Current portion of capital lease obligation	973	935

Total current liabilities	73,765	61,125

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	18,765	21,563
Capital lease obligation, net of current portion	252	986
Deferred tax liability, net	8,884	8,865
Other long-term liabilities	3,816	3,365

Total long-term liabilities	31,717	34,779

Commitments and contingencies (Notes 7 and 9)

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,370,100 and 21,945,720 shares issued and outstanding, respectively	224	219
Additional paid-in-capital	160,545	157,401
Retained earnings (deficit)	(5,492)	2,051
Accumulated other comprehensive income (loss)	(50)	(84)

Total stockholders’ equity	155,227	159,587

Total Liabilities and Stockholders’ Equity	$260,709	$255,491

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$65,044	$81,510	$174,910	$196,654
Cost of sales (excluding depreciation and amortization)	46,973	60,060	131,467	141,581

Gross profit	18,071	21,450	43,443	55,073

Operating expenses:
General and administrative	14,280	11,511	40,994	33,854
Selling, marketing and service	2,136	2,073	6,611	5,563
Depreciation and amortization	2,181	1,925	6,496	5,190
Restructuring charges	—	—	427	—

Total operating expenses	18,597	15,509	54,528	44,607

Operating income (loss)	(526)	5,941	(11,085)	10,466
Other income and (expenses):
Interest income and other income	5	21	14	61
Interest expense	(329)	(262)	(921)	(497)

Income (loss) before income taxes	(850)	5,700	(11,992)	10,030
Income tax expense (benefit)	(314)	2,227	(4,449)	3,906

Net income (loss)	(536)	3,473	(7,543)	6,124
Net loss attributable to non-controlling interest	—	—	—	181

Net income (loss) attributable to PowerSecure International, Inc.	$(536)	$3,473	$(7,543)	$6,305

Earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:
Basic	$(0.02)	$0.17	$(0.34)	$0.33

Diluted	$(0.02)	$0.17	$(0.34)	$0.32

Weighted average common shares outstanding during the period:
Basic	22,353	20,325	22,228	19,205

Diluted	22,353	20,654	22,228	19,528

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(536)	$3,473	$(7,543)	$6,124

Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	25	(157)	(94)	(157)
Reclassification adjustment for net (gains) losses included in net income (loss)	41	—	128	—

Total comprehensive income (loss), net of tax	(470)	3,316	(7,509)	5,967
Comprehensive loss attributable to non-controlling interest	—	—	—	181

Comprehensive income (loss) attributable to PowerSecure International, Inc.	$(470)	$3,316	$(7,509)	$6,148

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,543)	$6,124
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,496	5,190
Stock compensation expense	1,504	438
(Gain) loss on disposal of miscellaneous assets	(92)	(21)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	10,459	(16,496)
Inventories	(12,606)	(4,607)
Deferred taxes	79	—
Other current assets and liabilities	(6,316)	3,129
Other noncurrent assets and liabilities	(482)	(446)
Accounts payable	5,201	8,022
Accrued and other liabilities	8,181	(9,967)
Accrued restructuring liabilities	(780)	(444)

Net cash provided by (used in) operating activities	4,101	(9,078)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(750)	(9,542)
Purchases of property, plant and equipment	(8,527)	(4,744)
Additions to intangible rights and software development	(494)	(469)
Proceeds from sale of property, plant and equipment	465	158

Net cash used in investing activities	(9,306)	(14,597)

Cash flows from financing activities:
Net proceeds from stock offering	—	34,447
Borrowings (payments) on revolving line of credit	—	—
Proceeds from long-term borrowings	—	25,000
Principal payments on long-term borrowings	(2,798)	(1,013)
Principal payments on capital lease obligations	(696)	(660)
Repurchases of common stock	(416)	(88)
Proceeds from stock option exercises	2,060	999

Net cash provided by (used in) financing activities	(1,850)	58,685

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,055)	35,010
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,915	19,122

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,860	$54,132

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three and Nine Month Periods Ended September 30, 2014 and 2013

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

Basis of Presentation

Organization – The accompanying condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., PowerSecure Lighting, LLC (“PowerSecure Lighting”), Solais Lighting, Inc. (“Solais”), EnergyLite, Inc.(“EnergyLite”), EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. d/b/a PowerFab (“PowerFab”), Innovation Energies, LLC, and PowerSecure Solar, LLC (“PowerSecure Solar”), which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”. On June 30, 2014, EfficientLights and IES were dissolved and merged into EnergyLite.

These condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the condensed consolidated financial position of us and our subsidiaries as of September 30, 2014 and the condensed consolidated results of our operations and cash flows for the three and nine months ended September 30, 2014 and 2013.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Comprehensive Income or Loss—Comprehensive income or loss represents the changes in stockholders’ equity during a period resulting from transactions and other events and circumstances from non-owner sources. At September 30, 2014 and December 31, 2013, the balance of Accumulated other comprehensive income (loss) (“Accumulated OCI”) consisted solely of changes in the fair value of our interest rate cash flow hedge contracts, net of taxes.

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

Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, 2013, we also held a 67% controlling ownership interest in IES, an LED lighting company which we acquired 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $153 thousand. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 209 thousand shares of our common stock valued at a total of $2.9 million on the date of acquisition, issued pursuant to our acquisition shelf registration statement on Form S-4. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES became wholly-owned subsidiaries and there has been no non-controlling interest in those entities after the acquisition dates. On June 30, 2014, IES was merged into EnergyLite.

There was no non-controlling interest activity for the nine months ended September 30, 2014. The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
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

Warranty Reserve – We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a 5 to 10 year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally 1 to 5 years for defects in material and workmanship, a warranty period that can extend to 10 to 20 years for declines in power performance, and a warranty period which can extend to 15 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or for extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve was $1.3 million at both September 30, 2014 and December 31, 2013, and is included in accrued and other liabilities in the accompanying condensed consolidated balance sheet.

Share-Based Compensation – We measure compensation cost for all stock-based awards at their fair value on date of grant and recognize the compensation expense over the service period for awards expected to vest, net of estimated forfeitures. We measure the fair value of restricted stock awards based on the number of shares granted and the last sale price of our common stock on the date of the grant. We measure the fair value of performance unit awards based on the underlying number of shares included in the performance units and the last sale price of our common stock on the date of the grant. We measure the fair value of stock options using the Black-Scholes valuation model.

Pre-tax share-based compensation expense for our stock options, restricted stock and performance unit awards recognized during the three months ended September 30, 2014 and 2013 was $0.6 million and $0.1 million, respectively. Pre-tax share-based compensation expense for our stock options, restricted stock and performance unit awards recognized during the nine months ended September 30, 2014 and 2013 was $1.5 million and $0.4 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets –We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. We did not record any long-lived asset impairment charges during the three or nine months ended September 30, 2014 and 2013.

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

See Note 7 for more information concerning the fair value of our derivative instruments.

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

Recent Accounting Pronouncements

Going Concern Disclosures – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15: Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Stock Compensation – In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This standard further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, this new standard will have on our consolidated financial statements.

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

Presentation of Unrecognized Tax Benefit – In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $1.0 million and $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at September 30, 2014 and December 31, 2013, respectively, but had no effect on our net income (loss) or stockholders’ equity.

3.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we reported a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 449 thousand common shares issuable upon the potential exercise of outstanding stock options were excluded from the calculation of diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2014, because their effect was antidilutive to our net loss for those periods.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributableto PowerSecure International, Inc.	$(536)	$3,473	$(7,543)	$6,305

Basic weighted-average common shares outstanding in period	22,353	20,325	22,228	19,205
Dilutive effect of stock options	—	329	—	323

Diluted weighted-average common shares outstanding in period	22,353	20,654	22,228	19,528

Basic earnings (loss) per common share	$(0.02)	$0.17	$(0.34)	$0.33

Diluted earnings (loss) per common share	$(0.02)	$0.17	$(0.34)	$0.32

4.	Acquisitions

Data Center Energy Services Business – On October 14, 2014, we acquired the data center energy services business and certain related assets of Power Design, Inc., a Florida corporation (“PDI”), pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), between PDI, as seller, and PowerSecure, Inc., as purchaser. The purchase price paid for the acquired business and assets was $13.0 million in cash plus an additional earn-out cash payment in the amount of $1.0 million if PowerSecure obtains firm backlog after the closing in the amount of at least $5.0 million from the acquired business, or in the amount of $2.0 million if the firm backlog amount obtained after closing is at least $15.0 million. The results of the acquired business operations will be included with those of the Company commencing October 14, 2014, the date of acquisition.

The acquired business provides full turnkey electrical infrastructure design, implementation and commissioning services to data center owners. Our PowerSecure subsidiary has previously provided its data center solutions as a supplier to PDI. We anticipate that the acquisition will provide us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities.

The Purchase Agreement contains representations and warranties as well as indemnification obligations by PDI and PowerSecure to each other, subject to a $3.0 million indemnification cap. In addition, the Purchase Agreement contains a five year covenant not to compete by PDI against PowerSecure and its affiliates with respect to the key customers in the acquired business, and related customary restrictive covenants relating to non-solicitation and confidentiality.

The following table summarizes a preliminary fair value estimate of the consideration paid and the preliminary allocation of the fair value of the assets acquired:

Consideration paid to Seller:
Cash	$13,070
Contingent consideration	1,824

Total consideration paid	$14,894

Net working capital	$68
Property, plant and equipment, net	100
Identifiable intangible assets:
Customer relationships	4,750
Noncompetition agreements	350
Technology and know how	100
Backlog	50

Total identifiable net assets	5,418
Goodwill	9,476

$14,894

The preliminary fair value allocation of the purchase consideration is subject to change, based on additional analysis currently being performed. As part of the preliminary purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, noncompetition agreements, technology and know-how and backlog which were valued using the income approach. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

In estimating the useful lives of the acquired assets, we considered ASC 350-30-35, General Intangibles Other Than Goodwill, and reviewed the following factors: the expected use of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. We amortize these intangible assets over their estimated useful lives on a straight-line basis.

The goodwill of $9.4 million arising from the acquisition consists largely of the assembled salesforce and the synergies and economies of scale expected from combining the operations of our Distributed Generation segment and the data center energy services business acquired. We expect all of the goodwill will be assigned to our Distributed Generation segment. We expect that all of the acquired goodwill will be deductible for tax purposes.

Pro forma financial information has not yet been completed and is subject to the results of an audit of the acquired business currently being performed.

Electrical Contracting Business – On September 2, 2014, we acquired the electrical contracting business of Apex Controls, Inc., a Georgia corporation (“Apex”). The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency services market base to retailers. Apex is a corporation primarily owned and managed by Jonathan Hinton, the son of Sidney Hinton, our President and Chief Executive Officer. The transaction was approved by the Audit Committee of our Board of Directors.

The purchase price for the acquisition was $0.8 million in cash, plus potential additional earn-out consideration of up to $0.5 million in cash if the gross profits generated from the acquired business in 2015 and 2016 exceeds certain targeted thresholds. Total revenues and pre-tax income from the Apex electrical contracting business since the date of acquisition included in the accompanying consolidated statements of operations for the nine months ended September 30, 2014 were not material. In addition, acquisition related costs incurred by us in the amount of $16 thousand were recognized as an expense during the nine months ended September 30, 2014, and are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value of the consideration paid to the Apex stockholders and the allocation of the purchase price:

Consideration paid to Seller:
Cash	$750
Contingent consideration	340

Total consideration paid	$1,090

Property, plant and equipment, net	$155
Identifiable intangible assets:
Customer relationships	330

Total identifiable net assets	485
Goodwill	605

$1,090

As part of the purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships which were valued using the income approach. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for this analysis was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

In estimating the useful lives of the acquired assets, we considered ASC 350-30-35, General Intangibles Other Than Goodwill, and reviewed the following factors: the expected use of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. We amortize intangible assets over their estimated useful lives on a straight-line basis.

The goodwill of $0.6 million arising from the acquisition consists largely of the assembled workforce and the synergies and economies of scale expected from combining the operations of our Energy Efficiency segment and the Apex electrical contracting business. All of the goodwill was assigned to our Energy Efficiency segment. We expect that all of the acquired goodwill will be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2013, is as follows:

	PowerSecure International, Inc. Acquisition of Electrical Contracting Business Pro Forma Results of Operations For the Nine Months Ended September 30,
	2014	2013
Revenues	$176,653	$200,577

Net income (loss) attributable to PowerSecure International, Inc.	$(7,441)	$7,019

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$(0.33)	$0.37
Diluted	$(0.33)	$0.36

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2013. The supplemental pro forma results above for the nine months ended September 30, 2014 were adjusted to exclude the acquisition-related costs incurred by us in 2014.

5.	Restructuring Charges

During 2013 and 2012, we engaged in two separate restructuring programs designed to reduce our cost structure and improve productivity. These initiatives consisted of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, and other actions designed to reduce our cost structure and improve productivity. We also incurred inventory and long-term asset impairment charges in connection with our 2013 restructuring activities for assets sold or made obsolete. Our restructuring program activities and the balances of our accrued restructuring liabilities at September 30, 2014 and December 31, 2013 are described in greater detail below.

2013 Business Realignment Charges – During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our LED lighting operations in our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, reorganization and consolidation of the leadership teams, closing facilities and re-sourcing manufacturing to low-cost manufacturers, eliminating certain products, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $0.7 million during the nine months ended September 30, 2014. These charges consisted of severance and related costs from the elimination of employee positions, inventory write offs, and lease abandonment charges. The inventory write-offs in the amount of $0.3 million during the nine months ended September 30, 2014 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges total $0.4 million and are included in restructuring charges as a component of operating expenses. We do not expect to incur any additional charges associated with the 2013 business realignment initiatives after September 30, 2014.

The following table summarizes the 2013 business realignment plan activities, and the balance of our accrued liabilities at and for the nine months ended September 30, 2014:

	Employee Termination Costs	Inventory Writedowns and Long Term Asset Disposals	Leasehold Termination and Other Facility Exit Costs	Total
2013 Business Realignment Charges:
Accrued 2013 business realignment charges, December 31, 2013	$681	$—	$110	$791
Costs incurred and charged to cost of sales	—	312	—	312
Costs incurred and charged to restructuring expense	162	116	149	427
Costs paid or otherwise settled	(687)	(428)	(232)	(1,347)

Accrued 2013 business realignment charges, September 30, 2014	$156	$—	$27	$183

2012 Cost Reduction Program Charges – During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program was to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. The associated cost reduction charges were incurred entirely in the second half of 2012. The following table summarizes the 2012 cost reduction program activities, and the balance of the 2012 cost reduction program liabilities at and for the nine months ended September 30, 2014:

Employee Termination Costs
2012 Cost Reduction Program Charges:
Accrued 2012 cost reduction program charges, December 31, 2013	$174
Costs incurred and charged to expense	—
Costs paid or otherwise settled	(172)

Accrued 2012 cost reduction program charges, September 30, 2014	$2

The balances of accrued restructuring charges at September 30, 2014 and December 31, 2013 are included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at September 30, 2014 will be paid or otherwise settled during the remainder of 2014.

6.	Debt and Interest Rate Swap Contracts

We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007, which has been amended and restated from time-to-time. At September 30, 2014 and December 31, 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on September 30, 2020. The credit agreement is guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

On July 2, 2014 we entered into an amendment to our credit agreement. The only provision of the credit agreement modified by this amendment was an increase in the letter of credit sublimit to $12.0 million. The letter of credit sublimit, pursuant to which the lenders may issue letters of credit on our behalf to provide security arrangements to third parties on our behalf, is part of, but not an addition to, our $20.0 million revolver under the credit agreement. In conjunction with this amendment, on July 2, 2014 our lenders issued a $12.0 million letter of credit to our bonding surety to support our bonding arrangements under two contracts to construct two large solar energy projects for a major utility. Our bonding surety released the $12.0 million letter of credit on August 29, 2014 upon receipt of acceptable surety bonding from the solar panel manufacturer.

The credit facility contains certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. On October 10, 2014, we entered into an amendment to our credit agreement to modify two financial covenants of the Company. First, the fixed charge coverage ratio covenant was amended so that, for the fiscal quarter ended September 30, 2014, it will be calculated based solely on the Company’s financial results for that quarter. For the fiscal quarters ending December 31, 2014 and March 31, 2015, the fixed charge coverage ratio will be based on the Company’s financial results for the third quarter 2014 and subsequent fiscal quarters. For the fiscal quarter ending June 30, 2015 and thereafter, the fixed charge coverage ratio will be based on our financial results for the previous four fiscal quarters on a rolling basis. This amendment did not modify the trigger for the fixed charge coverage ratio covenant or the minimum ratio itself. Second, this amendment replaced the consolidated tangible net worth covenant with a consolidated net worth covenant based on our consolidated net worth, subject to certain adjustments such as future net income or increases in shareholder’s equity resulting from sales of equity similar to the adjustments to the prior consolidated tangible net worth covenant. At September 30, 2014 we were required to have a minimum $142.1 million consolidated net worth. The October 10, 2014 amendment did not change the covenant requirement that we maintain a maximum debt to capitalization ratio, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, of no more than 30%. As of September 30, 2014, we were in compliance with these financial covenants.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	1,960	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	20,536	23,214

Total debt	22,496	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$18,765	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in Company-owned distributed generation projects, additional UtilityServices equipment, working capital, other capital expenditures, acquisitions and general corporate purposes.

Outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Letters of credit issued on our behalf bear interest at LIBOR plus the applicable margin. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, as amended. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

Scheduled remaining principal payments on our outstanding debt obligations at September 30, 2014, are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
Remainder of 2014	$—	$893	$40	$933
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$20,536	$1,960	$22,496

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 7, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at September 30, 2014, $16.4 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.1 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both September 30, 2020.

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

There was an aggregate balance of $22.5 million outstanding under the two term loans under our credit facility as of September 30, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the nine months ended, September 30, 2014 or at December 31, 2013 or at November 5, 2014. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at September 30 or November 5, 2014. Accordingly, we currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

7.	Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25 million Term Loan floating rate debt (see Note 6). The interest rate swaps effectively converted 80% of the outstanding balance of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at September 30, 2014 was $16.4 million. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both September 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of September 30, 2014 and December 31, 2013, are as follows:

Derivative designated as hedging instrument:	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
				Other long-term
Interest rate swaps	Other assets	$—	$—	liabilities	$103	$157

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”):

	Amounts Reclassified from AOCI into income				Affected Line Item in the
	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements
AOCI Component	2014	2013	2014	2013	of Operations
Gain (loss) on cash flow hedges:
Interest rate swaps	$65	$—	$202	$—	Interest expense
	(24)	—	(74)	—	Tax expense (benefit)

	$41	$—	$128	$—	Net of tax

	Amount of gain (loss) recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Component	2014	2013	2014	2013
Gain (loss) on cash flow hedges:
Unrealized gain (loss) - Interest rate swaps	$39	$(257)	$(148)	$(257)
Tax (expense) benefit	(14)	100	54	100

Gain (loss) - net of tax	$25	$(157)	$(94)	$(157)

We did not realize any ineffectiveness related to our cash flow hedges during the three and nine months ended September 30, 2014 and 2013.

8.	Capital Lease Obligations

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

The balance of our capital lease obligations shown in the accompanying condensed consolidated balance sheet at September 30, 2014 and December 31, 2013 consists entirely of our obligations under the equipment lease described above.

9.	Share-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant.

Stock Plans – Historically, we have granted stock options and restricted stock awards to employees and directors under various stock plans. During 2014, we also commenced utilizing performance unit awards to compensate certain employees. We currently maintain two stock plans. Under our 1998 Stock Incentive Plan, as amended (the “1998 Stock Plan”), we granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant, and had a term of 10 years from the date of grant. Nonqualified stock option grants to our directors under the 1998 Stock Plan generally vested over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vested over periods up to five years. The 1998 Stock Plan expired on June 12, 2008, and no additional awards may be made under the 1998 Stock Plan, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.

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

Stock Options – Net income (loss) for the three months ended September 30, 2014 and 2013 includes $49 thousand and $35 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income (loss) for the nine months ended September 30, 2014 and 2013 includes $137 thousand and $111 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of option activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2013	669	$8.59
Granted	30	13.55
Exercised	(237)	8.68
Expired	—	—
Forfeited	(13)	4.58

Balance, September 30, 2014	449	$8.99	4.87	$0.59

Exercisable, September 30, 2014	319	$8.01	3.42	$1.57

A summary of option activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	70	14.97
Exercised	(177)	5.64
Expired	—	—
Forfeited	(10)	6.74

Balance, September 30, 2013	721	$8.36	4.67	$7.69

Exercisable, September 30, 2013	533	$8.13	3.41	$7.92

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $5.61 and $6.04, respectively. The fair value of the stock options granted during the nine months ended September 30, 2014 and 2013 was measured using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2014	2013
Expected stock price volatility	45.8%	44.5%
Risk free interest rate	1.7%	1.4%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2014 and December 31, 2013, there was $0.6 million and $0.5 million, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2014 are expected to be recognized over a weighted average period of approximately 1.9 years.

During the three months ended September 30, 2014 and 2013, the total intrinsic value of stock options exercised was $40 thousand and $76 thousand, respectively. Cash received from stock option exercises during the three months ended September 30, 2014 and 2013 was $15 thousand and $99 thousand, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2014 and 2013 was $110 thousand and $33 thousand, respectively.

During the nine months ended September 30, 2014 and 2013, the total intrinsic value of stock options exercised was $3.3 million and $1.3 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2014 and 2013 was $2.0 million and $1.0 million, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2014 and 2013 was $175 thousand and $90 thousand, respectively.

Restricted Stock Awards – Net income (loss) for the three months ended September 30, 2014 and 2013 includes $0.5 million and $0.1 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. Net income (loss) for the nine months ended September 30, 2014 and 2013 includes $1.3 million and $0.3 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2014 and 2013 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of restricted stock award activity for the nine months ended September 30, 2014 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	387	$14.37
Granted	246	20.48
Vested	(32)	9.67
Forfeited	(5)	23.44

Balance, September 30, 2014	596	$17.07

A summary of restricted stock award activity for the nine months ended September 30, 2013 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	100	$5.62
Granted	68	12.02
Vested	(51)	5.65
Forfeited	—	—

Balance, September 30, 2013	117	$9.32

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

The fair value of the restricted shares is amortized on a straight-line basis over the respective vesting period. At September 30, 2014, the balance of unrecognized compensation cost related to unvested restricted shares was $9.1 million, which is expected to be recognized over a weighted average period of approximately 4.6 years.

Performance Units – During the nine months ended September 30, 2014, our Board of Directors awarded performance units under our 2008 Stock Plan. The performance units obligate the Company to issue a variable number of shares of its common stock in the event certain cumulative earnings per share performance thresholds are met the for quarterly reporting periods commencing June 30, 2014 and ending December 31, 2016. At September 30, 2014, the number of shares issuable upon attainment of performance thresholds ranges from 18 thousand to 55 thousand shares. Net loss for the three and nine months ended September 30, 2014 includes $35 thousand of pre-tax compensation costs related to outstanding performance units. There was no performance unit compensation expense during the three or nine months ended September 30, 2013. All of the performance unit compensation expense during the three and nine months ended September 30, 2014 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

10.	Commitments and Contingencies

Securities Class Action and Related Litigation – On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and in July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. On October 10, 2014, these lawsuits were consolidated in the United States District Court for the Eastern District of North Carolina, and a lead plaintiff was appointed. As consolidated, the lawsuit was filed on behalf of all persons or entities that purchased our common stock during a purported class period from August 8, 2013 through May 7, 2014, which is the longer of the two different purported class periods used in the pre-consolidation lawsuits. A consolidated amended complaint is due to be filed on or before December 9, 2014. The action alleges that certain statements made by the defendants during the applicable class period violated federal securities laws. The lawsuit seeks damages in an unspecified amount, and no determination has been made on the status of the lawsuits proposed as class actions. We believe that the claims asserted in this class action litigation are without merit, and we intend to vigorously defend against all such allegations.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount.

We have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims. The ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation and the litigation is at a very early stage. Other than an immaterial amount for expected legal expenses, we have not accrued any costs for the securities class actions as we do not believe, based upon current information, that a loss relating to these matters is probable, or that an estimate of a range of potential loss relating to these matters, can reasonably be made.

Performance Bonds and Letters of Credit – In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. On July 2, 2014, our surety issued a $120.0 million surety bond on our behalf in connection with two utility-scale solar contracts. Our lenders posted a $12.0 million letter of credit and we provided a $3.0 million cash deposit as additional collateral to and for the benefit of our bonding agent to support our performance obligations under the contracts. Both the deposit and the letter of credit were released and canceled during the three months ended September 30, 2014 upon the receipt of acceptable performance bonds from the panel manufacturer that backstops the on-time delivery of quality panels. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2014, we had approximately $249.5 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $142.7 million at September 30, 2014.

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

Utility-Scale Solar Project Contract Matters – On July 2, 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with a large investor-owned utility customer (the “Utility”). Each of these EPC Contracts relates to a similarly sized large-scale solar distributed generation project which will be performed for the Utility for the benefit of the Utility’s customer. We expect these solar projects to generate a total of $120 million in revenues, and be completed over the course of 2015 and 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. This will be dilutive to our consolidated gross margins, while being accretive to our net income and earnings per share.

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

In addition, the solar projects covered by the EPC Contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained, for the benefit of the Utility, bonding and surety arrangements in the amount of approximately $120 million. The panel manufacturer has provided a performance bond to our surety in the amount of approximately $60 million that backstops the on-time delivery of quality panels.

The solar projects under each EPC Contract were subject to certain conditions that were required to be met within 120 days of the date of either EPC Contract. Those conditions have been timely met, and the Utility has issued a notice to proceed under the EPC Contracts, ending the prior rights to terminate the EPC Contracts. The scheduled substantial completion and placed in service dates of each EPC Contract are no later than August 1, 2016 and December 31, 2016, respectively.

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

The income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 represents our income (loss) before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal income tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

The balance of our current deferred tax asset at September 30, 2014 and December 31, 2013 includes the effects of $1.0 million and $0.9 million, respectively, of unrecognized tax benefit liabilities that are offset against our current deferred tax asset in accordance with the provision of ASU No. 2013-11.

12.	Capital Stock

Stock Repurchases – In November 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock. In December 2012, our board of directors authorized an increase of our stock repurchase program for an additional $5.0 million in shares of our common stock and an extension of the period of the stock repurchase program for up to two years after that increase. Repurchases of shares may be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2014, a total of 50 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $0.4 million, or an average price of $7.29 per share. During the nine months ended September 30, 2013, we did not repurchase any shares under the program. The stock repurchase program may continue through December 2014, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, at the discretion of our board of directors. At September 30, 2014, a total of approximately $4.7 million in shares of common stock remained available to be purchased under the stock repurchase program.

13.	Segment Information

Our operating and reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

These three reportable segments, described in greater detail below, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have increased in scale and become more distinctly organized and managed under these three groupings. In addition, our chief operating decision maker (“CODM”) has begun reviewing results and managing and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the three and nine month periods ended September 30, 2013 have been reclassified to conform to our current presentation.

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

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at facilities where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems are included in this segment and provide utilities and their customers with environmentally friendly power to augment their core power requirements.

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

Summarized financial information concerning our reportable segments is shown in the following tables.

	Three Months Ended September 30, 2014
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$25,946	$22,460	$16,806	$(168)	$65,044
Cost of Sales (excluding depreciation and amortization)	17,606	19,145	10,390	(168)	46,973

Gross Profit	8,340	3,315	6,416	—	18,071

Operating expenses:
General and administrative	3,615	2,738	2,744	5,183	14,280
Selling, marketing and service	1,173	536	616	(189)	2,136
Depreciation and amortization	811	886	319	165	2,181
Restructuring charges	—	—	—	—	—

Total operating expenses	5,599	4,160	3,679	5,159	18,597

Operating income (loss)	2,741	(845)	2,737	(5,159)	(526)
Other income and (expenses):
Interest income and other income	—	—	—	5	5
Interest expense	—	—	—	(329)	(329)

Income (loss) before income taxes	$2,741	$(845)	$2,737	$(5,483)	$(850)

	Three Months Ended September 30, 2013
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$40,648	$24,166	$16,696	$—	$81,510
Cost of Sales (excluding depreciation and amortization)	26,759	21,192	12,109	—	60,060

Gross Profit	13,889	2,974	4,587	—	21,450

Operating expenses:
General and administrative	3,567	2,826	3,048	2,070	11,511
Selling, marketing and service	1,140	495	411	27	2,073
Depreciation and amortization	679	677	409	160	1,925
Restructuring charges	—	—	—	—	—

Total operating expenses	5,386	3,998	3,868	2,257	15,509

Operating income (loss)	8,503	(1,024)	719	(2,257)	5,941
Other income and (expenses):
Interest income and other income	—	—	—	21	21
Interest expense	—	—	—	(262)	(262)

Income (loss) before income taxes	$8,503	$(1,024)	$719	$(2,498)	$5,700

	Nine Months Ended September 30, 2014
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$65,753	$73,059	$36,687	$(589)	$174,910
Cost of Sales (excluding depreciation and amortization)	43,855	63,566	24,635	(589)	131,467

Gross Profit	21,898	9,493	12,052	—	43,443

Operating expenses:
General and administrative	10,507	8,287	7,455	14,745	40,994
Selling, marketing and service	3,434	1,159	1,787	231	6,611
Depreciation and amortization	2,417	2,612	985	482	6,496
Restructuring charges	—	—	427	—	427

Total operating expenses	16,358	12,058	10,654	15,458	54,528

Operating income (loss)	5,540	(2,565)	1,398	(15,458)	(11,085)
Other income and (expenses):
Interest income and other income	—	—	—	14	14
Interest expense	—	—	—	(921)	(921)

Income (loss) before income taxes	$5,540	$(2,565)	$1,398	$(16,365)	$(11,992)

	Nine Months Ended September 30, 2013
	Distributed	Utility	Energy	Eliminations
	Generation	Infrastructure	Efficiency	and Other	Total
Revenues	$85,186	$74,128	$37,340	$—	$196,654
Cost of Sales (excluding depreciation and amortization)	55,082	58,881	27,618	—	141,581

Gross Profit	30,104	15,247	9,722	—	55,073

Operating expenses:
General and administrative	10,334	8,060	6,850	8,610	33,854
Selling, marketing and service	3,198	1,243	991	131	5,563
Depreciation and amortization	2,025	1,858	916	391	5,190
Restructuring charges	—	—	—	—	—

Total operating expenses	15,557	11,161	8,757	9,132	44,607

Operating income (loss)	14,547	4,086	965	(9,132)	10,466
Other income and (expenses):
Interest income and other income	—	—	—	61	61
Interest expense	—	—	—	(497)	(497)

Income (loss) before income taxes	$14,547	$4,086	$965	$(9,568)	$10,030

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and nine month periods ended September 30, 2014, which we refer to as the third quarter 2014 and nine month period 2014, respectively, and the three and nine month period ended September 30, 2013, which we refer to as the third quarter 2013 and nine month period 2013, respectively, and of our consolidated financial condition as of September 30, 2014 should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

These three reportable segments had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have become more distinctly organized under these three groupings. In addition, our chief operating decision maker (“CODM”) has begun reviewing results and managing and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the three and nine month periods ended September 30, 2013 have been reclassified to conform to our current presentation.

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

In the nine month period 2014, 81.0% of our Distributed Generation revenues consisted of customer-owned sales, and 19.0% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

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

Revenues for our UtilityServices products and services are generally earned, billed, and recognized using two primary models. Under the first model, we have regular, on-going assignments with utilities to provide maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed unit fee basis, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission and distribution lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed contractual price for the project, plus any modifications or scope adjustments. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

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

Our LED lighting products include our PowerSecure Lighting, Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we recently realigned and consolidated these operations into PowerSecure Lighting, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our ESCO business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to the super ESCOs, which are the largest of the energy service companies and which deliver these energy efficiency solutions to commercial, industrial and institutional facilities. On September 2, 2014, we acquired the electrical contracting business of Apex Controls, Inc. The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy Efficiency services to large retailers.

Our LED lighting products, led by our PowerSecure Lighting team and operations, include the following:

•	Our Solais brand, which includes LED-based lamps and fixtures for department stores and other commercial applications. The 2013 acquisition of Solais strengthened and complemented our existing LED lighting business through the addition of these new product lines and customer channels. This acquisition also enhanced our skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. Solais oversees all of our LED lighting operations.

•	Our EfficientLights brand, which includes LED-based lighting fixtures for grocery, drug and convenience stores. EfficientLights products include our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers.

•	Our IES brand, which includes LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications. IES products include street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

•	Our EnergyLite brand, which is used to market our IES and EfficientLights brands primarily, but we may also use it from time to time for other LED lighting products. EnergyLite’s products are marketed to customers and utilities directly, and through third party distribution arrangements.

The primary client base for our ESCO products and services include large energy service companies, referred to as “super ESCOs”. Through our relationships with super ESCOs, we provide facility upgrades for public sector customers, including federal, state and local government agencies and educational institutions. As super ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger retail, commercial and industrial clients for which we provide our products and services directly, when a super ESCO is not involved in the customer relationship.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps the super ESCO’s customers save money, improve facilities and meet energy efficiency goals and mandates. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. We plan to continue to offer our Distributed Generation and LED lighting products as part of these solutions.

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

Our LED lighting product line includes:

•	LED-based lamps and fixtures for department stores and other commercial applications, including display and down-lighting;

•	LED-based lighting fixtures for grocery, drug and convenience stores, including lights for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, and overhead lighting for walk-in storage coolers; and

•	LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications, including street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

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

Our ESCO energy efficiency revenues are generated through a full range of turn-key services we provide to super ESCOs and retailers. We apply our engineering expertise to analyze each facility’s energy consumption and operational needs, and develop customized energy efficiency and renewable energy solutions to optimize that facility’s return on investment. We provide complete turn-key implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation. We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives. Our extensive knowledge of energy solutions and their results in numerous environments enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

Recent Developments

On October 31, 2014, we announced that we received approximately $13 million of new Distributed Generation business awards and approximately $2 million of new Utility Infrastructure business awards. The $13 million in new Distributed Generation business awards include a $9 million solar project and approximately $4 million of other Distributed Generation projects which include an expansion of service for an existing hospital customer, a federal facility and a new data center project. The $2 million in new Utility Infrastructure awards include distribution work to provide electrical infrastructure to wellheads for a new oil and gas customer, and new distribution projects for an existing utility customer.

On October 15, 2014, we announced that we received approximately $14.0 million of new Distributed Generation business awards, approximately $9.0 million of new Utility Infrastructure business awards and approximately $2.0 million of new Energy Efficiency business awards. The $14 million in new Distributed Generation business awards include approximately $9.0 million of projects for a variety of retail, healthcare, industrial and utility customers, and approximately $5.0 million of new utility-grade solar projects. This total does not include the additional backlog acquired in the Company’s recent acquisition of the data center energy services business from Power Design, Inc. The $9.0 million in new Utility Infrastructure business awards include a large transmission project at a federal facility and a variety of additional transmission work for existing utility customers. The $2.0 million in new Energy Efficiency business awards include both federal and retail ESCO awards. The federal award, which comprises the majority of the Energy Efficiency new business, is to provide energy efficiency improvements for a large international airport in the Northeast, on behalf of one of our ESCO customers. The new retail ESCO work is to provide electrical contracting and energy efficiency services for a new Fortune 100 retail customer.

On October 14, 2014, we announced that we acquired the data center energy services business and certain related assets of Power Design, Inc., a Florida corporation (“PDI”), pursuant to an Asset Purchase and Sale Agreement, between PDI, as seller, and PowerSecure, as purchaser. The purchase price paid for the acquired business and assets was $13.0 million in cash plus an additional earn-out cash payment in the amount of $1.0 million if PowerSecure obtains firm backlog after the closing in the amount of at least $5.0 million from the acquired business, or in the amount of $2.0 million if the firm backlog amount obtained after closing is at least $15.0 million.

The acquired business provides full turn-key electrical infrastructure design, implementation and commissioning service to data center owners. Our PowerSecure subsidiary has previously provided its data center solutions as a supplier to PDI. We anticipate that the acquisition will provide us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities.

The purchase agreement contains representations and warranties as well as indemnification obligations by PDI and PowerSecure to each other, subject to a $3.0 million indemnification cap. In addition, the purchase agreement contains a five year covenant not to compete by PDI against PowerSecure and its affiliates with respect to the key customers in the acquired business, and related customary restrictive covenants relating to non-solicitation and confidentiality.

On September 26, 2014, we announced that we received approximately $13.0 million of new Utility Infrastructure business awards and approximately $12.0 million of new Energy Efficiency business awards. The $13.0 million in new Utility Infrastructure business awards include more than $10.0 million of new transmission projects with new utility customers in the Midwest and Southwest, including one of the largest investor-owned utilities in the country, and additional distribution work for existing customers. The $12.0 million in new Energy Efficiency business awards include approximately $10.0 million in new energy efficiency services awards and approximately $2.0 million in new LED lighting awards. The energy efficiency awards include new projects at several schools and federal facilities, and the first new project with a Fortune 100 retailer resulting from the company’s recent acquisition of the electrical contracting business from Apex. The new LED award is to upgrade multiple locations of one of the leading restaurant chains in North America with PowerSecure’s Solais lighting products.

On September 2, 2014, we acquired the electrical contracting business of Apex Controls, Inc., a Georgia corporation (“Apex”). The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency services market base to retailers. Apex was a business primarily owned and managed by Jonathan Hinton, the son of Sidney Hinton, our President and Chief Executive Officer. The transaction was approved by the Audit Committee of our Board of Directors. The purchase price for the acquisition was $0.75 million in cash, plus potential additional earn-out consideration of up to $0.5 million in cash if the gross profits generated from the acquired business in 2015 and 2016 exceed certain targeted thresholds.

Financial Results Highlights

Our consolidated revenues in the third quarter 2014 were $65.0 million, which decreased by $16.5 million, or 20.2%, compared to our consolidated revenues during the third quarter 2013. The drivers of this year-over-year revenue decrease included a $14.7 million, or 36.2%, reduction from Distributed Generation segment revenues and a $1.7 million, or 7.1%, reduction from Utility Infrastructure segment revenues, partially offset by a $0.1 million, or 0.7% increase in Energy Efficiency segment revenues. The reduction in our Distributed Generation segment revenues during the third quarter was a result of a reduction in traditional turn-key Distributed Generation project sales and, to a lesser extent, a reduction in solar Distributed Generation project sales. The reduction in our Utility Infrastructure revenues was due to a $1.1 million decrease in UtilityServices revenue, together with a $0.6 million reduction in revenues from engineering and consulting services. The decrease in our UtilityServices revenue was primarily due to us slowing and being more selective in our new business development activity in early 2014, which negatively impacted third quarter year-over-year revenues, as we focused on improving efficiencies and productivity in our UtilityServices operations.

Our third quarter 2014 gross margin as a percentage of revenue increased to 27.8%, compared to 26.3% in the third quarter 2013, on a consolidated basis. This year-over-year gross profit margin increase was driven primarily by improvements in our Utility Infrastructure segment and our Energy Efficiency segment, partially offset by a reduction in our gross profit margin in our Distributed Generation segment. Utility Infrastructure segment gross profit margins were 14.8% in the third quarter 2014 compared to 12.3% in the third quarter 2013. Energy Efficiency segment gross profit margins were 38.2% in the third quarter 2014 compared to 27.5% in the third quarter 2013. Distributed Generation segment gross profit margins were 32.1% in the third quarter 2014 compared to 34.2% in the third quarter 2013. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. The Energy Efficiency segment gross profit margin improvement was driven by improvements in both our LED and ESCO product and service gross margins. Our Distributed Generation segment gross profit margins decreased due to differences in the mix of projects period-to-period. Specifically, revenues from solar Distributed Generation projects increased as a percentage of total Distributed Generation segment revenue in in the third quarter 2014 compared to the third quarter 2013, and gross profit margins on our solar Distributed Generation projects are generally lower than gross profit margins on our traditional turn-key Distributed Generation projects. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the third quarter 2014 increased by $3.1 million, or 19.9%, compared to our operating expenses during the third quarter 2013. The year-over-year increase in operating expenses was driven by increases in general and administrative expense due to increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms, an increase in selling expenses due to additional sales executives, and depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our consolidated operating loss for the third quarter 2014 was ($0.5) million compared to operating income of $5.9 million for the third quarter 2013. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2014	2013	$	%
Segment operating income (loss):
Distributed Generation	$2,741	$8,503	$(5,762)	(67.8)%
Utility Infrastructure	(845)	(1,024)	179	(17.5)%
Energy Efficiency	2,737	719	2,018	280.7%
Corporate and other unallocated costs	(5,159)	(2,257)	(2,902)	128.6%

Total	$(526)	$5,941	$(6,467)	(108.9)%

Our consolidated net loss attributable to PowerSecure International, Inc. shareholders for the third quarter 2014 was ($0.5) million, or ($0.02) per diluted share, compared to net income attributable to PowerSecure International, Inc. shareholders of $3.5 million, or $0.17 per diluted share, for the third quarter 2013.

Our consolidated revenues in the nine month period 2014 of $174.9 million decreased by $21.7 million, or 11.1%, compared to our consolidated revenues during the nine month period 2013. The drivers of this year-over-year revenue decrease included a $19.4 million, or 22.8%, reduction in Distributed Generation segment revenues, a $1.1 million, or 1.4%, reduction in Utility Infrastructure segment revenues, and a $0.7 million, or 1.7%, reduction in Energy Efficiency segment revenues. The reduction in our Distributed Generation segment revenues during the nine month period was a result of a reduction in traditional turn-key Distributed Generation project sales, and to a lesser extent, a reduction in solar Distributed Generation project sales. The decrease in our UtilityServices revenue was primarily due to us slowing and being more selective in our new business development activity in early 2014, which negatively impacted year-over-year revenues, as we focused on improving efficiencies and productivity in our UtilityServices operations. In addition, our UtilityServices revenues were impacted by the ongoing effects of unfavorable service arrangements and work assignments from a large utility customer. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. The favorable effects of the modified terms, however, were not fully realized in the nine month period 2014 due to transitional matters, and we expect continued improvements from this customer relationship over the coming quarters. The reduction in our Energy Efficiency revenues during the quarter included a $5.3 million decrease in revenues from energy efficiency services we provided as a subcontractor to larger ESCO’s, due to difficult prior year comparisons as we acquired the ESCO business in early 2013 and we realized substantial revenue from project completions from acquired backlog in the initial post-acquisition periods. The ESCO customer decreases were partially offset by increases in revenues from our LED lighting products.

Our nine month period 2014 gross margin as a percentage of revenue decreased to 24.8%, compared to 28.0% in the nine month period 2013, on a consolidated basis. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, due to unfavorable pricing and service assignments with one of our major utility customers, as well as lower revenues and less efficient utilization of personnel and equipment. The unfavorable terms from the major utility customer caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 8.5% for the nine month period 2014, and our overall Utility Infrastructure segment gross profit margin to 13.0%. This compares to 20.6% Utility Infrastructure segment gross profit margin in the nine month period 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include positive adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer. Distributed Generation segment gross profit margins were 33.3% in the nine month period 2014 compared to 35.3% in the nine month period 2013, due to differences in the mix of projects period-to-period. Energy Efficiency segment gross profit margins were 32.9% in the nine month period 2014 compared to 26.0% in the nine month period 2013, driven by increases in the gross margins of our LED products and our ESCO services. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the nine month period 2014 increased by $9.9 million, or 22.2%, compared to our operating expenses during the nine month period 2013. The year-over-year increase in operating expenses was largely due to $4.7 million of incremental operating expenses during the nine month period 2014 from our 2013 acquisitions of the Solais, Encari and ESCO operations, which caused operating cost increases in our Energy Efficiency and Utility Infrastructure segments, along with $0.4 million of restructuring charges incurred during the nine month period 2014. The remaining year-over-year increase in our operating expenses was due to an increase in selling expenses, personnel, employee benefits and insurance, stock compensation expense, depreciation and amortization from capital expenditures driven by our investments in Company-owned distributed generation systems, utility infrastructure equipment and acquisition related intangibles.

Our consolidated operating loss for the nine month period 2014 was ($11.1) million compared to operating income of $10.5 million for the nine month period 2013. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2014	2013	$	%
Segment operating income (loss):
Distributed Generation	$5,540	$14,547	$(9,007)	(61.9)%
Utility Infrastructure	(2,565)	4,086	(6,651)	(162.8)%
Energy Efficiency	1,398	965	433	44.9%
Corporate and other unallocated costs	(15,458)	(9,132)	(6,326)	69.3%

Total	$(11,085)	$10,466	$(21,551)	(205.9)%

Our consolidated net loss attributable to PowerSecure International, Inc. shareholders for the nine month period 2014 was ($7.5) million, or ($0.34) per diluted share, which includes $0.7 million restructuring charges, compared to net income attributable to PowerSecure International, Inc. shareholders of $6.3 million, or $0.32 per diluted share, for the nine month period 2013, during which period we did not incur any restructuring charges.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2013 or our quarter ended September 30, 2014, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after September 30, 2014 is $360 million. This includes revenue related to the new business awards described above under “—Recent Developments”. Our revenue backlog represents revenue expected to be recognized after September 30, 2014, for periods including the fourth quarter of 2014 onward. This backlog figure compares to the revenue backlog of $349 million we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog expected to be recognized after September 30, 2014

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$173 million	4Q14 through 2Q15
Project-based Revenue — Long term	$119 million	3Q15 through 2016
Recurring Revenue	$68 million	4Q14 through 2020

Revenue Backlog expected to be recognized after September 30, 2014	$360 million

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

These three reportable segments, described in greater detail above, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have become more distinctly organized under these three groupings. In addition, our CODM has begun reviewing results and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the three and nine month periods ended September 30, 2013 have been reclassified to conform to our current presentation.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the third quarter 2014 compared to the third quarter 2013 are entirely attributable to our reportable segments together with corporate and other unallocated cost items as noted in the tables and discussion below.

Third Quarter 2014 Compared to Third Quarter 2013

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

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2014	2013	$	%
Segment Revenues:
Distributed Generation	$25,946	$40,648	$(14,702)	(36.2)%
Utility Infrastructure	22,460	24,166	(1,706)	(7.1)%
Energy Efficiency	16,806	16,696	110	0.7%
Intersegment Eliminations	(168)	—	(168)	n/m

Total	$65,044	$81,510	$(16,466)	(20.2)%

Our consolidated revenues in the third quarter 2014 of $65.0 million decreased $16.5 million, or 20.2%, compared to the third quarter 2013, due to a decrease in sales from our Distributed Generation and Utility Infrastructure segments. The third quarter 2014 reduction in revenues was driven by delays involving longer lead times in converting our pipeline of sales opportunities into contracted backlog and sales due to several factors including a focus on large customers with longer sales cycles, customer delays, the number, size and timing of our in-process projects.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The decrease in our revenues in the third quarter 2014 over the third quarter 2013 consisted of a $14.7 million, or 36.2%, reduction in revenues from our Distributed Generation segment and a $1.7 million, or 7.1%, reduction in revenues from our Utility Infrastructure segment partially offset by a $0.1 million, or 0.7%, increase in revenues from our Energy Efficiency segment.

The year-over-year decrease in our Distributed Generation segment revenues was driven primarily by a reduction in traditional turn-key Distributed Generation project sales, and to a lesser extent, a reduction in solar Distributed Generation project sales. The reduction in our traditional turn-key Distributed Generation project sales was due to delays converting sales opportunities in our Distributed Generation segment from our pipeline into our backlog of contracted revenues. The year-over-year reduction in our Utility Infrastructure segment revenues was due a $1.1 million decrease in UtilityServices revenue, together with a $0.6 million reduction in revenues from engineering and consulting services we provide to utilities. The decrease in our UtilityServices revenue was primarily due to us slowing and being more selective in our new business development activity in early 2014, which negatively impacted third quarter year-over-year revenues, as we focused on improving efficiencies and productivity in our UtilityServices operations. In addition, our revenues were impacted by the ongoing effects of unfavorable service arrangements and work assignments from a large utility customer. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. The favorable effects of the modified terms, however, were not fully realized in the third quarter 2014 due to transitional matters, and we expect continued improvements from this customer relationship over the coming quarters. In the near-term, we expect revenues to be less than prior year during the remainder of 2014 due to delays converting sales opportunities in our Utility Infrastructure and Distributed Generation segments from our pipeline into our backlog of contracted revenues. In 2015, we expect an increase in Utility Service revenues resulting from an increase in our new business development activities, including the expansion of UtilityServices revenues to additional utilities and other customers, and the modifications made to our service arrangement with our large utility customer. We also expect increases in solar Distributed Generation revenues commencing in 2015 resulting from increased new business development activities as well as from recently awarded large utility-scale solar projects, which have driven increases in our backlog of Distributed Generation projects.

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

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2014	2013	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$17,606	$26,759	$(9,153)	(34.2)%
Utility Infrastructure	19,145	21,192	(2,047)	(9.7)%
Energy Efficiency	10,390	12,109	(1,719)	(14.2)%
Intersegment Eliminations	(168)	—	(168)	n/m

Total	$46,973	$60,060	$(13,087)	(21.8)%

Segment Gross Profit:
Distributed Generation	$8,340	$13,889	$(5,549)	(40.0)%
Utility Infrastructure	3,315	2,974	341	11.5%
Energy Efficiency	6,416	4,587	1,829	39.9%

Total	$18,071	$21,450	$(3,379)	(15.8)%

Segment Gross Profit Margins:
Distributed Generation	32.1%	34.2%
Utility Infrastructure	14.8%	12.3%
Energy Efficiency	38.2%	27.5%
Total	27.8%	26.3%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring in connection with our 2013 restructuring and realignment actions which carried over into 2014. Intersegment cost of sales from intersegment revenues are eliminated from total cost of sales. The 21.8% decrease in our consolidated cost of sales and services for the third quarter 2014 compared to the third quarter 2013 was driven by the decrease in costs associated with the 20.2% decrease in sales and other factors discussed below leading to the improvement in our gross profit margin.

Our consolidated gross profit decreased $3.4 million, or 15.8%, in the third quarter 2014 compared to the third quarter 2013. As a percentage of revenue, our consolidated gross margin in the third quarter 2014 was 27.8%, an increase of 1.5 percentage points compared to the third quarter 2013. This year-over-year gross profit margin increase was driven primarily by improvements in our Utility Infrastructure segment and our Energy Efficiency segment, partially offset by a reduction in our gross profit margin in our Distributed Generation segment. Our Utility Infrastructure segment gross profit margins were 14.8% in the third quarter 2014 compared to 12.3% in the third quarter 2013. Our Energy Efficiency segment gross profit margins were 38.2% in the third quarter 2014 compared to 27.5% in the third quarter 2013. Our Distributed Generation segment gross profit margins were 32.1% in the third quarter 2014 compared to 34.2% in the third quarter 2013. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. The improvement in our Energy Efficiency segment gross profit margin in the third quarter was due to increases in our ESCO service margins and our LED product margins due to the favorable effects of our acquisition of Solais in the second quarter 2013 and our 2013 restructuring and realignment program which utilized this acquisition to improve our manufacturing and sourcing processes and lower our cost of sales. Our Distributed Generation segment gross profit margins decreased due to differences in the mix of projects period-to-period. Specifically, revenues from solar Distributed Generation projects increased as a percentage of total Distributed Generation segment revenue in in the third quarter 2014 compared to the third quarter 2013 and gross profit margins on our solar Distributed Generation projects are generally lower than gross profit margins on our traditional turn-key Distributed Generation projects.

As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period. In the near-term, over the next few quarters, we expect our consolidated gross profit margins will be in the mid 20%-range driven by lower revenues and ongoing inefficiencies in the delivery of our Utility Infrastructure services resulting from the underutilization of personnel and assets. We expect these inefficiencies to improve as we grow our revenues and execute our plans to improve our Utility Infrastructure operations and focus on performance metrics. We expect these inefficiencies to be partially offset by continued positive results in the gross profit margins from our Energy Efficiency segment revenues and improved results in the gross profit margins from our traditional turn-key Distributed Generation revenues. However, overall Distributed Generation segment gross margins will be negatively impacted by lower gross profit margins on our newly announced large solar Distributed Generation projects. We expect these negative gross margin impacts to continue as these large solar projects are executed during 2015 and 2016. After this period, we expect that our gross profit margins will increase modestly over time because of anticipated greater revenues, a mix of revenues with higher gross margins, productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin Distributed Generation recurring revenue projects.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service segments. Our Distributed Generation products and services generally yield gross profit margins in the 10-45% range (with our solar Distributed Generation revenues having gross profit margins that are generally at the lower end of this range, and which will be in the single digit range once our recently announced large solar projects begin to be recognized in our revenue), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross profit margins in the 15-40% range (with our ESCO revenues having gross profit margins that are generally at the mid-point of this range). The gross profit margins we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual products and services within those segments, affect our consolidated gross profit margin results.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	our ability to improve operational efficiencies in our Utility Infrastructure segment, in particular our UtilityServices area, including increasing our revenue and improving the productivity of our personnel and equipment;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency segments, and products and services within these segments, which have different gross profit margins, and certain types of projects within each segment, such as lower margin large solar projects in our Distributed Generation segment;

•	our ability to improve our operating efficiency and benefit from economies of scale, including the realignment of our Energy Efficiency segment and our efforts to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	our ability to manage our Utility Infrastructure segment labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross profit margin increases from our recently acquired operations that have lower gross profit margin profiles, such as PowerSecure Solar and ESCO energy efficiency operations;

•	the impact of our recently announced large solar projects that we expect will deliver $120 million of revenues at significantly lower gross margins primarily during 2015 and 2016;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations”.

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$14,280	$11,511	$2,769	24.1%
Selling, marketing and service	2,136	2,073	63	3.0%
Depreciation and amortization	2,181	1,925	256	13.3%

Total	$18,597	$15,509	$3,088	19.9%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Distributed Generation:
General and administrative	$3,615	$3,567	$48	1.3%
Selling, marketing and service	1,173	1,140	33	2.9%
Depreciation and amortization	811	679	132	19.4%

Total Distributed Generation operating expenses	$5,599	$5,386	$213	4.0%

Utility Infrastructure:
General and administrative	$2,738	$2,826	$(88)	(3.1)%
Selling, marketing and service	536	495	41	8.3%
Depreciation and amortization	886	677	209	30.9%

Total Utility Infrastructure operating expenses	$4,160	$3,998	$162	4.1%

Energy Efficiency:
General and administrative	$2,744	$3,048	$(304)	(10.0)%
Selling, marketing and service	616	411	205	49.9%
Depreciation and amortization	319	409	(90)	(22.0)%

Total Energy Efficiency operating expenses	$3,679	$3,868	$(189)	(4.9)%

Corporate and other unallocated costs:
General and administrative	$5,183	$2,070	$3,113	150.4%
Selling, marketing and service	(189)	27	(216)	(800.0)%
Depreciation and amortization	165	160	5	3.1%

Total corporate and other unallocated costs	$5,159	$2,257	$2,902	128.6%

Total consolidated operating expenses	$18,597	$15,509	$3,088	19.9%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the third quarter 2014, we incurred an aggregate of $0.3 million of incremental operating expenses from our Encari operations, which we acquired during the fourth quarter of 2013. The year-over-year increase in operating expenses was driven by increases in general and administrative expense due to increases in personnel, employee benefits and insurance, stock compensation expense, and legal fees to support our growing business platforms and anticipated growth, an increase in selling expenses due to additional sales executives, and depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our operating expenses as a percentage of our revenues increased by 9.6 percentage points in the third quarter 2014 compared to the third quarter 2013. This increase reflects operating inefficiencies we experienced in the third quarter 2014 driven by revenue declines. We anticipate that operating expenses as a percentage of revenues will continue to be higher than prior year over the next few quarters as we anticipate that operating cost increases will outpace our revenue growth. However, we expect over the long term that our operating expenses will decrease as a percentage of revenue due to our expected revenue growth as we leverage our cost structure. Of course, these expectations are dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions. We cannot provide any assurance as to if, when, how much or for how long economic conditions will continue to improve, or the effects of future economic conditions on our revenues, expenses or net income (loss).

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate and other administrative costs.

The overall $2.8 million, or 24.1%, increase in our consolidated general and administrative expenses in the third quarter 2014, as compared to the third quarter 2013, was due primarily to an increase in personnel, stock compensation, insurance, professional fees and consulting, rent and other expenses to support our investments in new business opportunities. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Consolidated General and Administrative Expense:
Personnel costs	$8,116	$6,814	$1,302	19.1%
Vehicle lease and rental	775	797	(22)	(2.8)%
Insurance	762	381	381	100.0%
Rent-office and equipment	413	403	10	2.5%
Professional fees and consulting	560	230	330	143.5%
Travel	632	733	(101)	(13.8)%
Telephone	223	341	(118)	(34.6)%
Meals and entertainment	205	258	(53)	(20.5)%
Utilities	85	87	(2)	(2.3)%
Other	829	230	599	260.4%
Corporate costs	1,680	1,237	443	35.8%

Total	$14,280	$11,511	$2,769	24.1%

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

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment General and Administrative Expense:
Distributed Generation	$3,615	$3,567	$48	1.3%
Utility Infrastructure	2,738	2,826	(88)	(3.1)%
Energy Efficiency	2,744	3,048	(304)	(10.0)%
Corporate and other unallocated costs	5,183	2,070	3,113	150.4%

Total	$14,280	$11,511	$2,769	24.1%

The 1.3% increase in our third quarter 2014 Distributed Generation segment general and administrative expense compared to the third quarter 2013, was due to small increases in personnel costs. The 3.1% decrease in our third quarter 2014 Utility Infrastructure segment general and administrative expense compared to the third quarter 2013 was due to decreases in personnel and equipment costs due to actions taken to help offset the impact of lower revenues and gross margins. The 10.0% decrease in our third quarter 2014 Energy Efficiency segment general and administrative expense compared to the third quarter 2013 was due to overhead savings from our recent restructuring of our LED operations.

Corporate and other unallocated costs include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options, restricted stock awards, and performance units which we do not allocate to our operating segments. The increase in our corporate and other unallocated costs during the third quarter 2014 as compared to the third quarter 2013 was due primarily to increases in personnel, employee benefits and insurance, stock compensation expense, and legal fees to support our growing business platforms. We expect our unallocated corporate costs for the remainder of 2014 to remain at similar levels to those incurred during the third quarter 2014.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 3.0% increase in consolidated selling, marketing and service expenses in the third quarter 2014, as compared to the third quarter 2013, was due to increases in salaries due to investments in sales teams. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Selling, Marketing and Service:
Salaries	$862	$718	$144	20.1%
Commission	622	622	—	—%
Travel	383	345	38	11.0%
Advertising and promotion	297	376	(79)	(21.0)%
Bad debt expense (recovery)	(28)	12	(40)	(333.3)%

Total	$2,136	$2,073	$63	3.0%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$1,173	$1,140	$33	2.9%
Utility Infrastructure	536	495	41	8.3%
Energy Efficiency	616	411	205	49.9%
Unallocated costs	(189)	27	(216)	(800.0)%

Total	$2,136	$2,073	$63	3.0%

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

The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment Depreciation and Amortization:
Distributed Generation	$811	$679	$132	19.4%
Utility Infrastructure	886	677	209	30.9%
Energy Efficiency	319	409	(90)	(22.0)%
Unallocated costs	165	160	5	3.1%

Total	$2,181	$1,925	$256	13.3%

The 13.3% increase in consolidated depreciation and amortization expenses in the third quarter 2014, as compared to the third quarter 2013, primarily reflects increased depreciation resulting from capital investments, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure segment equipment to support its business. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with recent and potential future acquisitions.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, and income taxes. None of these income or expense amounts are allocated to our operating segments for purposes of evaluating segment performance or allocating resources. The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Other Income (Expense):
Interest income	$5	$21	$(16)	(76.2)%
Interest expense	(329)	(262)	(67)	25.6%
Income tax benefit (expense)	314	(2,227)	2,541	114.1%

Total	$(10)	$(2,468)	$2,458

Interest Income and Other Income. Interest income and other income consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. The amount of interest income and other income during the third quarter 2014 was less compared to the third quarter 2013 due to a reduction in interest earned on the balance of our restricted annuity contract. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. Interest expense increased during the third quarter 2014, as compared to the third quarter 2013. The increase in our interest expense reflects financing charges associated with a letter of credit issued during the third quarter 2014 in connection with recently awarded utility scale solar Distributed Generation projects, partially offset by the effects on interest expense of a reduction in balances outstanding on our $25.0 million term loan, capital lease obligation, and our prior existing term loan due to regular payments made on those obligations over the year. In the longer term, absent any new borrowings on our existing credit facility, we expect our future interest and finance charges to decrease slightly as the balances of our borrowings are reduced by regular monthly and quarterly installments.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of 37.0% in the third quarter 2014 decreased slightly, as compared to the 39.0% effective tax rate in the third quarter 2013. We recorded an income tax benefit during the third quarter 2014 as we incurred a pre-tax loss during the period.

Nine Month Period 2014 Compared to Nine Month Period 2013

Revenues

The following table summarizes our revenues, including intersegment revenues, by segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment Revenues:
Distributed Generation	$65,753	$85,186	$(19,433)	(22.8)%
Utility Infrastructure	73,059	74,128	(1,069)	(1.4)%
Energy Efficiency	36,687	37,340	(653)	(1.7)%
Intersegment Eliminations	(589)	—	(589)	n/m

Total	$174,910	$196,654	$(21,744)	(11.1)%

Our consolidated revenues in the nine month period 2014 of $174.9 million decreased $21.7 million, or 11.1%, compared to the nine month period 2013, due to a reduction in revenues from each of our Distributed Generation, Utility Infrastructure and Energy Efficiency segments.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The decrease in our revenues in the nine month period 2014 over the nine month period 2013 consisted of a $19.4 million, or 22.8%, reduction in revenues from our Distributed Generation segment, a $1.1 million, or 1.4%, decrease from our Utility Infrastructure segment, and a $0.7 million, or 1.7%, reduction in revenues from our Energy Efficiency segment. The year-over-year decrease in our Distributed Generation segment revenues was driven by a reduction in customer-owned turn-key project sales and, to a lesser extent, a reduction in solar Distributed Generation project sales. The decrease in our UtilityServices revenue was primarily due to us slowing and being more selective in our new business development activity in early 2014, which negatively impacted year-over-year revenues, as we focused on improving efficiencies and productivity in our UtilityServices operations. In addition, our revenues were impacted by the ongoing effects of unfavorable service arrangements and work assignments from a large utility customer. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. The favorable effects of the modified terms, however, were not fully realized in the nine month period 2014 due to transitional matters, and we expect continued improvements from this customer relationship over the coming quarters. The year-over-year decrease in our Energy Efficiency segment revenues in the nine month period 2014 compared to the nine month period 2013 includes a $5.3 million decrease in revenues from energy efficiency services we provide as a subcontractor to larger ESCO’s, due to difficult prior year comparisons as we acquired the ESCO business in early 2013 and we realized substantial revenues from project completions from acquired backlog in the initial post-acquisition periods. The ESCO customer decreases were partially offset by increases in revenues from our LED lighting products and services.

Gross Profit and Gross Profit Margin

The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$43,855	$55,082	$(11,227)	(20.4)%
Utility Infrastructure	63,566	58,881	4,685	8.0%
Energy Efficiency	24,635	27,618	(2,983)	(10.8)%
Intersegment Eliminations	(589)	—	(589)	n/m

Total	$131,467	$141,581	$(10,114)	(7.1)%

Segment Gross Profit:
Distributed Generation	$21,898	$30,104	$(8,206)	(27.3)%
Utility Infrastructure	9,493	15,247	(5,754)	(37.7)%
Energy Efficiency	12,052	9,722	2,330	24.0%

Total	$43,443	$55,073	$(11,630)	(21.1)%

Segment Gross Profit Margins:
Distributed Generation	33.3%	35.3%
Utility Infrastructure	13.0%	20.6%
Energy Efficiency	32.9%	26.0%
Total	24.8%	28.0%

The 7.1% decrease in our consolidated cost of sales and services for the third quarter 2014 compared to the third quarter 2013 was driven by the decrease in costs associated with the 11.1% decrease in sales, the $0.3 million write-down of Energy Efficiency segment inventory in connection with our 2013 restructuring and realignment actions that is included in cost of sales, and other factors discussed below leading to the reduction in our gross profit margin.

Our consolidated gross profit decreased $11.6 million, or 21.1%, in the nine month period 2014 compared to the nine month period 2013. As a percentage of revenue, our consolidated gross margin in the nine month period 2014 was 24.8%, a decrease of 3.2 percentage points compared to the nine month period 2013. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, driven by lower-than-expected revenues, and unfavorable pricing and service assignments with one of our major utility customers. These unfavorable terms caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 8.5% for the nine month period 2014, and our overall Utility Infrastructure segment gross profit margin to 13.0%. This compares to 20.6% Utility Infrastructure segment gross profit margin in the nine month period 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include positive adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer. Our Distributed Generation segment gross profit margin was 33.3% in the nine month period 2014 compared to 35.3% in the nine month period 2013, due to differences in the mix of projects period-to-period. Our Energy Efficiency segment gross profit margin was 32.9% in the nine month period 2014 compared to 26.0% in the nine month period 2013. The year-over-year gross profit margin increase in our Energy Efficiency gross profit margins was due to increases in our ESCO service margins and our LED product margins due to the favorable effects of our acquisition of Solais in the second quarter 2013 and our 2013 restructuring and realignment program which utilized this acquisition to improve our manufacturing and sourcing processes and lower our cost of sales.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service segments. Our Distributed Generation products and services generally yield gross profit margins in the 10-45% range (with our solar Distributed Generation revenues having gross profit margins that are generally at the lower end of this range and which will be in the single digit range once our recently announced large solar projects begin to be recognized in our revenue), our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross profit margins in the 15-40% range (with our ESCO revenues having gross profit margins that are generally at the mid-point of this range). The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual product lines within those segments, affect our consolidated gross profit margin results.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$40,994	$33,854	$7,140	21.1%
Selling, marketing and service	6,611	5,563	1,048	18.8%
Depreciation and amortization	6,496	5,190	1,306	25.2%
Restructuring charges	427	—	427	n/m

Total	$54,528	$44,607	$9,921	22.2%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Distributed Generation:
General and administrative	$10,507	$10,334	$173	1.7%
Selling, marketing and service	3,434	3,198	236	7.4%
Depreciation and amortization	2,417	2,025	392	19.4%
Restructuring charges	—	—	—	n/m

Total Distributed Generation operating expenses	$16,358	$15,557	$801	5.1%

Utility Infrastructure:
General and administrative	$8,287	$8,060	$227	2.8%
Selling, marketing and service	1,159	1,243	(84)	(6.8)%
Depreciation and amortization	2,612	1,858	754	40.6%
Restructuring charges	—	—	—	n/m

Total Utility Infrastructure operating expenses	$12,058	$11,161	$897	8.0%

Energy Efficiency:
General and administrative	$7,455	$6,850	$605	8.8%
Selling, marketing and service	1,787	991	796	80.3%
Depreciation and amortization	985	916	69	7.5%
Restructuring charges	427	—	427	n/m

Total Energy Efficiency operating expenses	$10,654	$8,757	$1,897	21.7%

Corporate and other:
General and administrative	$14,745	$8,610	$6,135	71.3%
Selling, marketing and service	231	131	100	76.3%
Depreciation and amortization	482	391	91	23.3%

Total corporate and other unallocated costs	$15,458	$9,132	$6,326	69.3%

Total consolidated operating expenses	$54,528	$44,607	$9,921	22.2%

During the nine month period 2014, we incurred an aggregate of $4.7 million of incremental operating expenses from our ESCO, Solais, Encari and PowerLine operations, which we acquired at various dates throughout 2013. The year-over-year increase in operating expenses was driven by an increase in general and administrative expense due to increases in personnel, employee benefits and insurance, stock compensation expense, and legal fees to support our investments in new business opportunities and expected future growth, and increase in selling expenses due to additional sales executives and commission expense, and depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles. The increase in personnel also includes expenses to continue to strengthen our safety resources and programs. The increase in our operating costs in the nine month period 2014, compared to the nine month period 2013, was also driven by $0.4 million of incremental restructuring charges. These restructuring charges were incurred in connection with the first quarter 2014 completion of our 2013 business realignment program.

Our operating expenses, excluding the restructuring charges, as a percentage of our revenues increased by 8.2 percentage points in the nine month period 2014 compared to the nine month period 2013. This increase reflects operating inefficiencies we experienced in the nine month period 2014 due to declining revenue during the period.

General and Administrative Expenses. The overall $7.1 million, or 21.1%, increase in our consolidated general and administrative expenses in the nine month period 2014, as compared to the nine month period 2013, was due primarily to an increase in personnel, employee benefits and insurance, stock compensation, travel, professional fees and consulting, rent and other expenses to support our investments in new business opportunities and expected future growth. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Consolidated General and Administrative Expense:
Personnel costs	$23,502	$19,873	$3,629	18.3%
Vehicle lease and rental	2,339	2,259	80	3.5%
Insurance	2,157	1,013	1,144	112.9%
Rent-office and equipment	1,239	1,031	208	20.2%
Professional fees and consulting	1,392	660	732	110.9%
Travel	1,817	1,715	102	5.9%
Telephone	672	696	(24)	(3.4)%
Meals and entertainment	670	676	(6)	(0.9)%
Utilities	259	250	9	3.6%
Other	2,066	1,583	483	30.5%
Corporate costs	4,881	4,098	783	19.1%

Total	$40,994	$33,854	$7,140	21.1%

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment General and Administrative Expense:
Distributed Generation	$10,507	$10,334	$173	1.7%
Utility Infrastructure	8,287	8,060	227	2.8%
Energy Efficiency	7,455	6,850	605	8.8%
Corporate and other unallocated costs	14,745	8,610	6,135	71.3%

Total	$40,994	$33,854	$7,140	21.1%

The 1.7% increase in our nine month period 2014 Distributed Generation segment general and administrative expense compared to the nine month period 2013 was due to small increases in personnel costs. The 2.8% increase in our nine month period 2014 Utility Infrastructure segment general and administrative expense compared to the nine month period 2013 was due to increases in personnel and equipment costs, primarily during the first quarter of 2014, in anticipation of higher revenue growth. The 8.8% increase in our nine month period 2014 Energy Efficiency segment general and administrative expense compared to the nine month period 2013 was due to the incremental costs related to our Solais and ESCO acquisitions, partially offset by reductions in personnel and overhead savings from our recent restructuring of our LED operations. The increase in our unallocated corporate and other general and administrative expenses during the nine month period 2014 as compared to the nine month period 2013 was due primarily to an increase in stock compensation expense and legal costs.

Selling, Marketing and Service Expenses. The 18.8% increase in consolidated selling, marketing and service expenses in the nine month period 2014, as compared to the nine month period 2013, was due to increases in salaries, commissions, travel, and advertising and promotion, driven by the recent increase in our backlog and sales activities to drive future revenues. In addition, increases in the breadth and diversity of our customers resulted in an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Selling, Marketing and Service:
Salaries	$2,450	$2,143	$307	14.3%
Commission	1,707	1,309	398	30.4%
Travel	1,128	950	178	18.7%
Advertising and promotion	799	848	(49)	(5.8)%
Bad debt expense (recovery)	527	313	214	68.4%

Total	$6,611	$5,563	$1,048	18.8%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$3,434	$3,198	$236	7.4%
Utility Infrastructure	1,159	1,243	(84)	(6.8)%
Energy Efficiency	1,787	991	796	80.3%
Unallocated costs	231	131	100	76.3%

Total	$6,611	$5,563	$1,048	18.8%

Depreciation and Amortization Expenses. The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Segment Depreciation and Amortization:
Distributed Generation	$2,417	$2,025	$392	19.4%
Utility Infrastructure	2,612	1,858	754	40.6%
Energy Efficiency	985	916	69	7.5%
Unallocated costs	482	391	91	23.3%

Total	$6,496	$5,190	$1,306	25.2%

The 25.2% increase in consolidated depreciation and amortization expenses in the nine month period 2014, as compared to the nine month period 2013, primarily reflects increased depreciation resulting from recent capital investments, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure segment equipment to support its anticipated growth.

Restructuring Charges. Restructuring charges consist of costs associated with realigning operations, reducing employee counts, eliminating products, exiting certain activities, changing manufacturing sourcing, and other actions designed to reduce our cost structure and improve productivity.

Our 2013 acquisitions provided us with a new, distinct set of opportunities to restructure and realign our operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions to realign our operations to gain cost and performance efficiencies which continued into the first quarter 2014. These actions, which primarily involve our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, eliminating certain LED products, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As we completed these 2013 business realignment initiatives in the first quarter 2014, we incurred pre-tax restructuring charges totaling $0.7 million in the first quarter 2014. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $0.3 million in the first quarter 2014 are included in cost of sales. The expenses associated with the remaining business realignment charges totaled $0.4 million in the nine month period 2014. We do not expect to incur any additional charges in connection with the 2013 business realignment program.

There were no similar restructuring charges during the nine month period 2013.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2014	2013	$	%
Other Income (Expense):
Interest income	$14	$61	$(47)	(77.0)%
Interest expense	(921)	(497)	(424)	85.3%
Income tax benefit (expense)	4,449	(3,906)	8,355	213.9%

Total	$3,542	$(4,342)	$7,884

Interest Income and Other Income. The amount of interest income and other income during the nine month period 2014 was less compared to the nine month period 2013 due to a reduction in interest earned on the balance of our restricted annuity contract. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense increased $0.4 million during the nine month period 2014, as compared to the nine month period 2013. The increase in our interest expense reflects interest on our $25.0 million term loan, which we completed in June 2013 and financing charges incurred on a letter of credit issued during the third quarter 2014 in connection with recently awarded utility scale solar Distributed Generation projects, partially offset by a reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year.

Income Taxes. Our overall effective tax rate of 37.1% in the nine month period 2014 decreased slightly, as compared to the 38.9% effective tax rate in the nine month period 2013. We recorded an income tax benefit during the nine month period 2014 as we incurred a pre-tax loss during the period.

Non-controlling Interest. The non-controlling interest we recorded during the nine month period 2013 represents the minority shareholders’ equity in the income or loss of PowerSecure Solar and IES and is reflected as a reduction or addition to net income or losses to derive income or loss attributable to PowerSecure International stockholders. In May 2013, we acquired the minority shareholder interests in each of these entities. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there are no more non-controlling interests. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the nine month period 2014, as compared to the nine month period 2013, is a result of our acquisition of the non-controlling interests in May 2013.

Fluctuations

Our revenues, expenses, margins, net income (loss), cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the slow and uncertain economic recovery and the inconsistent capital and credit markets, the potential economic consequences if critical fiscal, deficit and budgetary deadlines are not met, and the potential for economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income (loss), including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our acquisitions of PowerSecure Solar, ESCO, Solais, Encari, the electrical contracting business of Apex, and the Data Center Energy Services business of PDI;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross profit margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, and to resolve recent inefficiencies in this product and services area, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and new arrangements we are establishing to source these products and components from vendors in Asia;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure products and services;

•	our ability to successfully execute on a timely basis our new large solar projects, which are the largest projects we have executed as a company, and which contain significant and material liquidating damages, and to successfully obtain and execute additional large solar DG projects in the future;

•	our ability to incorporate our DG products and services in our ESCO service offerings;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, including the recently filed purported securities class actions and related derivative action litigation, as well as warranty claims and other claims and proceedings.

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

Working Capital

At September 30, 2014, we had working capital of $94.2 million, including $43.9 million in cash and cash equivalents, compared to working capital of $105.1 million, including $50.9 million in cash and cash equivalents at

December 31, 2013. Changes in the components of our working capital from December 31, 2013 to September 30, 2014 and from December 31, 2012 to September 30, 2013 are explained in greater detail below. At both September 30, 2014 and December 31, 2013, we had $20.0 million of available and unused borrowing capacity from our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$4,101	$(9,078)
Net cash used in investing activities	(9,306)	(14,597)
Net cash provided by (used in) financing activities	(1,850)	58,685

Net increase (decrease) in cash and cash equivalents	$(7,055)	$35,010

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by (used in) operating activities also include the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine month period 2014 was approximately $4.1 million and consisted of $3.7 million provided by changes in working capital balances and $7.9 million of non-cash operating expenses partially offset by our net loss of $7.3 million. The non-cash items consisted primarily of $6.4 million of depreciation and amortization expense and $1.5 million of stock compensation expense. Cash provided by working capital and other activities consisted primarily of a $10.5 million reduction in accounts receivable and increases in accounts payable and accrued and other liabilities in the amount of $5.2 million and $8.2 million, respectively. The cash provided by these working capital account changes were partially offset by increases in inventory of $12.6 million and a net $7.7 million increase in other current and noncurrent assets and liabilities. The increase in inventory was due to a $6.2 million increase related to the recently awarded large utility-scale solar distributed generation projects, a $3.3 million increase in equipment inventory related to our more traditional Distributed Generation operations, and a $2.2 million increase in our LED inventory. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash used by operating activities for the nine month period 2013 was approximately $9.1 million and consisted of net cash of $20.8 million used by working capital and other activities, partially offset by our net income from continuing operations of $6.1 million and non-cash items of $5.6 million. The non-cash items consisted primarily of depreciation and amortization and stock compensation expense, partially offset by a gain from the sale of miscellaneous assets. Cash used by working capital and other activities consisted primarily of increases in our accounts receivable of $16.5 million and inventory of $4.6 million and a decrease of accrued and other liabilities of $10.0 million, partially offset by a $8.0 million increase in accounts payable and a net $2.3 million reduction in other current and noncurrent assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities was $9.3 million in the nine month period 2014 and cash used in investing activities was $14.6 million in the nine month period 2013. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights.

During the nine month period 2014, we used $4.9 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $4.1 million principally to acquire operational assets, we used $0.75 million to acquire the electrical contracting business from Apex, and we received $0.5 million cash proceeds from the sale of property plant and equipment. During the nine month period 2013, we used $9.5 million as partial consideration to acquire the ESCO, Solais Lighting, and PowerLine businesses, we used $1.6 million to purchase and install equipment at our recurring revenue distributed generation sites and we used $3.6 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $1.9 million in the nine month period 2014 and cash provided by financing activities was $58.7 million in the nine month period 2013. During the nine month period 2014, we used $3.5 million to make scheduled payments on our capital lease and term loan obligations, we used $0.4 million to repurchase shares of our common stock and we received $2.1 million from the exercise of stock options. During the nine month period 2013, we received $34.4 million from the net proceeds of the public offering of 2.3 million shares of our common stock in August 2013, we received $25.0 million from the proceeds of a term loan under our credit facility in June 2013, we received $1.0 million from the exercise of stock options and we used $1.7 million to make scheduled payments on our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during the nine month period 2014 were approximately $9.0 million, of which we used $4.9 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $4.1 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services. Our capital expenditures during the nine month period 2013 were approximately $5.2 million, of which we used $1.6 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $3.6 million to purchase equipment and other capital items.

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

Indebtedness

Long-term credit facility. We have had a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007, which has been amended and restated from time-to-time. At September 30, 2014 and December 31, 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on September 30, 2020. The credit agreement is guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

On July 2, 2014 we entered into an amendment to our credit agreement. The only provision of the credit agreement modified by this amendment was an increase in the letter of credit sublimit to $12.0 million. The letter of credit sublimit, pursuant to which the lenders may issue letters of credit on our behalf to provide security arrangements to third parties on our behalf, is part of, but not an addition to, our $20.0 million revolver under the credit agreement. In conjunction with this amendment, on July 2, 2014 our lenders issued a $12.0 million letter of credit to our bonding surety to support our bonding arrangements under two contracts to construct two large solar energy projects for a major utility. Our bonding surety released the $12.0 million letter of credit on August 29, 2014 upon receipt of acceptable surety bonding from the solar panel manufacturer that is supplying panels for these projects.

The credit facility contains certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. On October 10, 2014, we entered into an amendment to our credit agreement to modify two financial covenants of the Company. First, the fixed charge coverage ratio covenant was amended so that, for the fiscal quarter ended September 30, 2014, it will be calculated based solely on the Company’s financial results for that quarter. For the fiscal quarters ending December 31, 2014 and March 31, 2015, the fixed charge coverage ratio will be based on the Company’s financial results for the third quarter 2014 and subsequent fiscal quarters. For the fiscal quarter ending June 30, 2015 and thereafter, the fixed charge coverage ratio will be based on our financial results for the previous four fiscal quarters on a rolling basis. This amendment did not modify the trigger for the fixed charge coverage ratio covenant or the minimum ratio itself. Second, this amendment replaced the consolidated tangible net worth covenant with a consolidated net worth covenant based on our consolidated net worth, subject to certain adjustments such as future net income or increases in shareholder’s equity resulting from sales of equity similar to the adjustments to the prior consolidated tangible net worth covenant. At September 30, 2014 we were required to have a minimum $142.1 million consolidated net worth. The October 10, 2014 amendment did not change the covenant requirement that we maintain a maximum debt to capitalization ratio, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, of no more than 30%. As of September 30, 2014, we were in compliance with these financial covenants.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	1,960	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	20,536	23,214

Total debt	22,496	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$18,765	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in Company-owned distributed generation projects, additional UtilityServices equipment, working capital, other capital expenditures, acquisitions and general corporate purposes.

Outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Letters of credit issued on our behalf bear interest at LIBOR plus the applicable margin. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, as amended. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

Scheduled remaining principal payments on our outstanding debt obligations at September 30, 2014, are as follows:

	Revolving			Total
Scheduled Principal Payments for the Year Ending December 31:	Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Principal Payments
Remainder of 2014	$—	$893	$40	$933
2015	—	3,571	160	3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018 and thereafter	—	8,929	—	8,929

Total scheduled principal payments	$—	$20,536	$1,960	$22,496

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at September 30, 2014, $16.4 million of our outstanding debt bears interest at a fixed rate of 3.73% and $6.1 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both September 30, 2020.

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

There was an aggregate balance of $22.5 million outstanding under the two term loans under our credit facility as of September 30, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the nine months ended, September 30, 2014 or at December 31, 2013 or at November 5, 2014. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at September 30 or November 5, 2014. Accordingly, we currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at September 30, 2014 was $1.2 million.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2014, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in June 2013, we completed a $25.0 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have an obligation to make installment payments on the PowerLine acquisition; we have contingent earnout payments potentially due on our recent acquisition of the electrical contracting business of Apex; we have restructuring and cost reduction obligations; and we have a deferred compensation obligation. At September 30, 2014, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.0 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of September 30, 2014, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of 2014	1 - 3 Years	4 - 5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	24,018	1,066	9,928	7,562	5,462
Capital lease obligations (2)	1,270	254	1,016	—	—
Operating leases	22,223	1,559	10,900	6,817	2,947
Deferred compensation (3)	3,133	—	3,133	—	—
Installment payments due on acquisition	440	—	220	220	—
Earnout payments due on acquisition (4)	340	—	340	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	185	185	—	—	—

Total	$51,713	$3,168	$25,537	$14,599	$8,409

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2014, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of September 30, 2014 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
(4)	Total amount represents the fair value of the contingent payment due on the date of acquisition. Actual payment amount ranges from $0 to $0.5 million, dependent on achievement of certain gross profit targets of the acquired business.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. On July 2, 2014, our surety issued a $120.0 million surety bond on our behalf in connection with two utility-scale solar contracts. Our lenders posted a $12.0 million letter of credit and we provided a $3.0 million cash deposit as additional collateral to and for the benefit of our bonding agent to support our performance obligations under the contracts. Both the deposit and the letter of credit were released and canceled during the three months ended September 30, 2014 upon the receipt of acceptable performance bonds from the project’s panel manufacturer that backstops the on-time delivery of quality panels. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2014, we had approximately $249.5 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on these surety bonds was approximately $142.7 million at September 30, 2014.

Off-Balance Sheet Arrangements

During the third quarter 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

At September 30, 2014, we had $43.9 million in cash and cash equivalents, total working capital of $94.2 million, and the full $20 million available for borrowing under the revolving portion of our credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the slow economic recovery, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15: Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This standard further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, this new standard will have on our consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $1.0 million and $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at September 30, 2014 and December 31, 2013, respectively, but had no effect on our net income (loss) or stockholders’ equity.

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

At September 30, 2014, our cash and cash equivalents balance was approximately $43.9 million, and $22.5 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at September 30, 2014 was $16.4 million.

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

Pursuant to the swap contracts, the three-month LIBOR rate on the term loan was swapped for a fixed rate of 1.73%. When added to the term loan’s current applicable margin, the interest rate applicable to 80% of the term loan has been effectively fixed at 3.73%, subject only to changes in the applicable margin. Notwithstanding the terms of the swap contracts, we remain fully obligated for all amounts due and payable on the term loan. The initial counterparties to the swap contracts are the financial institutions that are also lenders under our credit facility, but the swap contracts may be assigned to other counterparties. The termination dates of the swap contracts and maturity date of the term loan are both September 30, 2020. We may enter into additional swap transactions in the future from time to time.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the third quarter 2014, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $16 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $30 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $16 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $5 thousand.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the securities class action litigation referenced in the note 10 to the financial statements and in the new risk factor in “Item 1A – Risk Factors” below:

Item 1A.	Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as supplemented or modified by the risk factors set forth in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2014. Such risk factors have not materially changed as of the date of this report, except that the following risk factors amend and supercede the similar risk factors in those previous reports:

We recently entered into two contracts with a utility customer under which we are acting as the general contractor in connection with the installations of two large solar power systems, which constitute a material amount of our revenue backlog and we expect will constitute a material amount of our revenues and profit in 2015 and 2016. We are subject to a variety of risks associated with the execution of these large projects, including but not limited to potential damages under the contracts if we do not deliver quality systems on time, and performance bonds that guarantee the performance of our obligations under the contracts, any of which could have a material adverse effect on our business and results of operations.

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

The solar projects under each contract were subject to certain conditions that were required to be met within 120 days of the date of either contract. Those conditions have been timely met, and the Utility has issued a notice to proceed under the EPC Contracts, ending the prior rights to terminate the EPC Contracts. The scheduled substantial completion and placed in service dates of each contract are no later than August 1, 2016 and December 31, 2016, respectively.

In addition, the solar projects covered by these contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained bonding and surety arrangements in the amount of approximately $120 million to support our performance obligations under the contracts to our utility customer.

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

We have been named as a defendant in purported securities class action litigation and as a nominal defendant in a shareholder derivative action, and we could be named in additional related litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and in July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. On October 10, 2014, these lawsuits were consolidated in the United States District Court for the Eastern District of North Carolina, and a lead plaintiff was appointed. As consolidated, the lawsuit was filed on behalf of all persons or entities that purchased our common stock during a purported class period from August 8, 2013 through May 7, 2014, which is the longer of the two different purported class periods used in the pre-consolidation lawsuits. A consolidated amended complaint is due to be filed on or before December 9, 2014. The action alleges that certain statements made by the defendants during the applicable class period violated federal securities laws. The amount of damages has not been specified, and no determination has been made on the status of the lawsuits proposed as class actions. We believe that the claims asserted in this class action litigation are without merit and intend to vigorously defend against all such allegations.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount.

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

Our credit facility, which commenced in 2007 was amended and restated in June 2013 and has subsequently been further amended, consists of a revolving credit line of $20 million that matures in November 2016 and two term loans, a $25 million seven year amortizing term loan maturing in June 2020 and a $2.6 million term loan maturing in November 2016. The proceeds under our credit facility are available for our capital requirements subject to our meeting certain financial and operating covenants. In July 2014, the credit facility was amended to increase the letter of credit sublimit to $12 million as part of, but not in addition to, the $20 million revolving credit line. In conjunction with this amendment, our lenders issued a $12 million letter of credit to our bonding surety to support our bonding arrangements under contracts to construct two large solar energy projects for a major utility. Our bonding surety released the $12.0 million letter of credit on August 29, 2014 upon receipt of acceptable surety bonding from the solar panel manufacturer.

As of November 5, 2014, an aggregate balance of $22.5 million was outstanding under the two term loans under our credit facility and we had no balance outstanding under the $20 million revolving portion of our credit facility which was fully available to us.

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

On October 10, 2014, we amended our credit agreement to modify two of our financial covenants. First, the fixed charge coverage ratio covenant was amended so that, for the third quarter 2014, it was calculated based solely on our financial results for this quarter. For the fiscal quarters ending December 31, 2014 and March 31, 2015, the fixed charge coverage ratio will be based on our financial results for the third quarter 2014 and subsequent fiscal quarters. For the fiscal quarter ending June 30, 2015 and thereafter, the fixed charge coverage ratio will be based on our financial results for the previous four fiscal quarters on a rolling basis. The amendment did not modify the trigger for the fixed charge coverage ratio covenant or the minimum ratio itself. Second, the amendment replaced our consolidated tangible net worth covenant with a consolidated net worth covenant based on our consolidated net worth, subject to certain adjustments such as future net income or increases in shareholder’s equity resulting from sales of equity similar to the adjustments to the prior consolidated tangible net worth covenant.

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

During the quarter ended September 30, 2014, we did not repurchase any shares of our common stock under our stock repurchase program, and as of the end of the quarter we had $4.7 million remaining on our authorization.

Item 6.	Exhibits

(2.1)	Asset Purchase and Sale Agreement, dated as of October 14, 2014, between Power Design, Inc. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014).*

(10.1)	Third Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Filed herewith.)

(10.2)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014.)

(10.3)	Engineering, Procurement and Construction Agreement – Location 1, dated as of July 14, 2014, between PowerSecure Solar, LLC and customer. (Filed herewith.)**

(10.4)	Engineering, Procurement and Construction Agreement – Location 2, dated as of July 14, 2014, between PowerSecure Solar, LLC and customer. (Filed herewith.)**

(10.5)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and supplier. (Filed herewith.)**

(10.6)	Master Supply Agreement – Location 2, dated as of August 15, 2014, between PowerSecure Solar, LLC and supplier. (Filed herewith.)**

(10.7)	Employment and Non-Competition Agreement, dated as of September 16, 2014, between PowerSecure International, Inc. and Eric Dupont. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 18, 2014).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to the Asset Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
**	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: November 5, 2014	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 5, 2014	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary