Form 10-Q/A
period 2014-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2015-02-03
CIK 882154

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of PowerSecure International, Inc. (“PowerSecure”) amends PowerSecure’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2014 (the “Form 10-Q”), and is being filed solely to refile Exhibits 10.3 through 10.6 in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibits 10.3 through 10.6 originally filed with the Form 10-Q. This Amendment contains the complete text of the original Form 10-Q, with the refiled exhibits appearing in Exhibits 10.3 through 10.6.

No revisions or changes were made to the Company’s financial statements or notes thereto, and no changes were made to any other portion of the original Form 10-Q or any other disclosure contained in the Form 10-Q, other than Exhibits 10.3 through 10.6.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

This Amendment does not reflect events occurring after the filing of the original Form 10-Q, or modify or update any disclosures that may be affected by subsequent events.

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

Item 6.	Exhibits

(2.1)	Asset Purchase and Sale Agreement, dated as of October 14, 2014, between Power Design, Inc. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014).*

(10.1)	Third Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Filed herewith.)

(10.2)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014.)

(10.3)	Engineering, Procurement and Construction Agreement – Location 1, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Filed herewith.)**

(10.4)	Engineering, Procurement and Construction Agreement – Location 2, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Filed herewith.)**

(10.5)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas, LLC. (Filed herewith.)**

(10.6)	Master Supply Agreement – Location 2, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas, LLC. (Filed herewith.)**

(10.7)	Employment and Non-Competition Agreement, dated as of September 16, 2014, between PowerSecure International, Inc. and Eric Dupont. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 18, 2014).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to the Asset Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
**	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: February 3, 2015	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: February 3, 2015	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary