Form 10-K
period 2014-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2015-03-04
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $209,394,960, based upon the last sale price of the Common Stock on such date as reported on the New York Stock Exchange.

As of March 2, 2015, 22,369,487 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity”, “position”, “scheduled”, “goal”, “target” and “future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our expectations for the growth of our business, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current and anticipated economic and market conditions and the effects on our customers, their capital budgets and spending and their ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow, expand and diversify our business and operations;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	fluctuations in the gross margins of our businesses, including the gross margins in our Utility Infrastructure segment and our ability to improve inefficiencies in that segment designed to improve those gross margins;

•	the impact of large projects or customer awards on our business and financial results, such as the recent awards of two utility-scale solar projects;

•	the effects on our business operations, financial results and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the sufficiency of our capital resources and sources of funding, including our cash and cash equivalents, funds generated from operations, the availability of borrowings under our credit and financing arrangements, the availability of bonding and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rate, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates; and

•	the effects on and potential exposure to our business, financial condition and results of operations from litigation, warranty claims and other claims and proceedings that arise from time to time, including the pending securities class action.

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

Our operating and reporting segments are organized around our three product and service offerings, which are our business segments: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three segments are commonly focused on serving the needs of utilities and their large commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more reliably and efficiently.

Our strategy is focused on growing these three segments because they address large market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. They share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities. However, we distinguish our operations among these segments due to their unique products and services, market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital.

Our business operates primarily out of our Wake Forest, North Carolina headquarters office. Our operations also include several satellite offices and manufacturing facilities, the largest of which are in the following areas: Raleigh and Greensboro, North Carolina; Atlanta, Georgia; Bethlehem, Pennsylvania; and Stamford, Connecticut. The locations of our sales organization and field employees are generally in close proximity to the utilities we serve and to the commercial, industrial and institutional customers they serve. We conduct our business through our wholly-owned subsidiary, PowerSecure, Inc.

We were incorporated in Delaware on April 5, 1991. On August 22, 2007, we changed our name to PowerSecure International, Inc. Our principal executive offices are located at 1609 Heritage Commerce Court, Wake Forest, North Carolina 27587, and our telephone number at those offices is (919) 556-3056.

Since August 28, 2013, our common stock has been listed and traded on the New York Stock Exchange under the symbol “POWR.”

The following chart summarizes our business segments, including our products, services, solutions and major brands in each segment:

Business Segment	Products, Services, Solutions and Brands

Distributed Generation

•     Interactive Distributed Generation power systems, PowerBlock generator solution, smart grid monitoring for electric utilities, peak shaving and demand response, PowerControl standby power dispatch and control software

•     PowerSecure Solar Distributed Generation energy systems

•     NexGear brand switchgear products and services

Utility Infrastructure

•     UtilityServices utility infrastructure products and services, including transmission and distribution system and substation construction and maintenance, and storm restoration

•     UtilityEngineering and PowerServices engineering, regulatory consulting and electric grid system design

•     Encari utility cybersecurity consulting, including NERC Critical Infrastructure protection (CIP) compliance services

Energy Efficiency

•    PowerSecure Lighting, including:

•     EfficientLights LED lighting for grocery retailers

•     IES LED lighting for utilities and commercial and industrial customers

•     EnergyLite LED lighting for utilities and commercial and industrial customers

•     Solais LED lighting for retailers

•     Energy Efficiency Services and related solutions for ESCO, utility and retail customers, including Energy Efficiency Services upgrades for lighting, building envelope, water and heating/cooling systems

In this report, references to “PowerSecure”, “our company”, “we”, “us” and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to “PowerSecure, Inc.” mean our wholly-owned subsidiary PowerSecure, Inc. along with its subsidiaries, unless we state otherwise or the context indicates otherwise.

PowerSecure, Interactive Distributed Generation, IDG, NexGear, PowerBlock, PowerControl, UtilityServices, UtilityEngineering, PowerServices, PowerSecure Lighting, EfficientLights, Solais, IES, EnergyLite, Solais, Encari and our other registered or common law trademarks, service marks and trade names appearing in this report are our property. Any other trademarks, service marks or trade names appearing in this report are the property of their respective owners.

Recent Developments

In October 2014, we acquired the Mission Critical Energy Services business and certain related assets of Power Design, Inc., which we refer to as PDI, pursuant to an Asset Purchase and Sale Agreement, between PDI, as seller, and PowerSecure, as purchaser. The acquired business provides full turn-key electrical infrastructure design, implementation and commissioning service to data center owners. We previously provided our Distributed Generation data center solutions as a supplier to that business. This acquisition has provided us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities. The purchase price paid for the Mission Critical Energy Services business and assets was $13.0 million in cash plus an additional earn-out cash payment of up to $2.0 million depending on the firm backlog amount obtained after closing from that business. We owe $1.0 million of that earn-out as of the date of this report, based on the new backlog we have obtained from the Mission Critical Energy Services business since the closing, and we believe that we will pay the remainder of the earn-out in the future as the result of additional backlog that business is expected to generate.

In September 2014, we acquired the electrical contracting business of Apex Controls, Inc., referred to as Apex. The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency Services market base to retailers. The purchase price for the acquisition was $0.75 million in cash, plus potential additional earn-out consideration of up to $0.5 million in cash if the gross profits generated from the acquired business in 2015 and 2016 exceed certain targeted thresholds.

In July 2014, we received approximately $120 million of new utility-scale solar Distributed Generation projects from one of the largest investor-owned utilities in the U.S., to provide two utility-scale solar installations. The solar projects are being performed by our PowerSecure Solar subsidiary, and we expect the revenues from these two solar projects to be fairly evenly split between 2015 and 2016, subject to operational and project changes. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. These lower overall project gross margins will be driven by very small gross margins we receive on the solar panels, the cost of which is a significant portion of our overall cost of the projects. As a result, we expect that these solar projects will be dilutive to our consolidated gross margins, while being accretive to our net income and earnings per share. In August 2014, we entered into two Master Supply Agreements with an international solar panel supplier to supply the solar panels for these projects, ensuring the supply of the key component and locking in its price.

In June 2014, we announced that we successfully modified the service arrangement with one of our major utility customers to improve the terms of our ongoing service. The modifications include adjustments to pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes have begun to restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer in the future.

In the first quarter 2014, we substantially completed a restructuring and realignment program designed to integrate and streamline our operations and product offerings primarily within our Energy Efficiency product area. These activities, which occurred during the fourth quarter of 2013 and the first quarter 2014, included eliminating certain duplicative facilities, re-sourcing from certain of our energy efficiency suppliers, reducing the number of our Energy Efficiency product offerings, and streamlining our overall organization. These restructuring and realignment actions resulted in a charge of $0.7 million in 2014, of which $0.3 million was included in our cost of sales, and a charge of $4.9 million in 2013, of which $3.7 million was included in our cost of sales. The substantially higher year over year gross margins we reported in the PowerSecure Lighting portion of our Energy Efficiency business in 2014 were primarily attributable to the benefits achieved through this restructuring program.

The Industry and our Business Areas of Focus

The electricity industry is comprised of investor-owned utilities, or IOUs, municipal utilities and co-operative electric utilities, along with independent power producers and independent transmission companies. These utilities and other companies are primarily responsible for the generation, transmission and distribution of electricity in the United States. The electric transmission and distribution infrastructure is the critical network that connects power generation by these utilities and other producers to end users, including commercial and industrial customers. Electric transmission involves the transmission of electricity through power lines and substations, including high voltage lines transmitting electricity over long distances, and lower voltage lines that connect high voltage transmission infrastructure to local distribution networks. Electric distribution involves the local distribution network, including related substations that step down voltages to distribution levels, which provide electricity to end users over shorter distances.

The U.S. electricity industry is large and has expanded over the last two decades. According to the U.S. Energy Information Administration, or EIA, the U.S. electricity market totaled $364 billion in end-user revenue in 2012 with approximately 3,900 billion kilowatt hours consumed. Throughout this period, electric utilities have been challenged by an evolving and uncertain regulatory process, the increased burden of environmental constraints, planned reductions in coal plant capacity, the increase in demand for renewable sources of energy, the significant reduction in natural gas prices, and long lead times to complete major capital investments. As a result, utilities are challenged to efficiently meet demand by traditional means, both in the areas of large scale power production and in power transmission and distribution. This, in addition to ongoing disruptions from severe weather events, has also challenged reliability and increased the strain on the electric power grid.

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

Over the near and mid-term, our strategic focus is to continue to grow our businesses and to expand and enhance our product and service offerings in all of our business segments: the offerings of our Distributed Generation, Utility Infrastructure and Energy Efficiency products and services.

Our Growth Strategy

From 2005 through 2014, our revenues grew at a compound annual growth rate of 21.8%, despite a decline in our revenues in 2014 compared to 2013. We believe that there is a substantial opportunity for continued growth in the future in our business operations because we are delivering differentiated products and services to a variety of underpenetrated and growing markets. Our growth strategy is to expand our solutions across existing and new utility partners and customers by focusing on the following:

•	Leveraging our Utility and Customer Relationships to Cross-Sell Our Services. Our business is focused on serving utilities and their large commercial and industrial customers, and this enables us to bring multiple solutions to individual utilities and customers. We believe our focus on customer intimacy provides us with an ability to identify opportunities for growth across our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service offerings.

•	Being a Strong Partner to Utilities to Assist them in their Efforts and Investment to Maintain and Upgrade the U.S. Electricity Grid. According to a forecast made in 2014 by the Edison Electric Institute, shareholder-owned electric utilities were planning to invest approximately $78 billion on transmission construction between 2014 and 2017. The Brattle Group estimates that U.S. utilities will invest $120-$160 billion per decade on transmission through 2030. We believe that our talented people, strong set of products and services, excellent track record of quality and reliability, and trusting utility relationships position us to translate this expected investment into growth for our business.

•	Delivering Innovation to the Marketplace. Across our business segments, we have continued to focus on bringing innovative products and solutions to our customers. For example, we have seen significant growth in the percentage of our Distributed Generation solutions which incorporated our proprietary PowerBlock solution. We also added new safety and training resources and cybersecurity consulting expertise to our Utility Infrastructure solutions, and introduced new lighting and Energy Efficiency Services solutions for large energy services companies, referred to as ESCOs, as well as utility, commercial and retail customers. We believe our engineering expertise, and our focus on customer relationships, provide us with the opportunity to continue our track record of innovation, which will contribute to our potential future growth.

•	Acquiring Key Technologies and Personnel that Add Value. While the majority of our historic growth has been organic, we also have established a track record of selectively and successfully identifying, acquiring and integrating key technologies and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Distributed Generation

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

Our Distributed Generation systems contain our proprietary electronic controls and PowerControl software, which enable our systems to be monitored around the clock by our smart grid monitoring center, protecting our customers’ operations from power outages and related costs. Through our monitoring center, we also forecast utilities’ peak demand periods and we electronically deploy our systems during these periods to power customers’ operations instead of drawing electricity from the utility grid. Our smart grid monitoring center ensures that our Distributed Generation systems deliver power at optimal times and durations for maximum efficiency. This efficient peak demand power capacity benefits both the utility and the customer whose facility is being supported by the system. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.

Market

The market for our Distributed Generation systems is driven by the multiple sources of value they provide. Both utilities and their large customers receive financial and operational benefits from our systems.

For utilities, our systems help them to:

•	manage constraints in their electric grid systems, particularly during times of peak demand;

•	minimize energy losses associated with moving electricity over long distances;

•	manage challenges with respect to bottlenecks that can occur in electric transmission and distribution systems;

•	perform localized system maintenance without interrupting large users of electricity in that particular area;

•	operate with demand levels that are less volatile, enhancing the efficiency and reliability of their overall system and invested capital; and

•	reduce carbon emissions compared to traditional sources of spinning power reserves.

For commercial, institutional and industrial customers, our systems help them by:

•	providing a highly dependable source of backup power to protect their operations from financial losses and other negative consequences of power outages, including utilizing our systems both for preventative measures, such as when a storm is approaching, and for emergency purposes, when utility power is interrupted; and

•	providing electricity cost savings by utilizing our systems to provide power during periods of high cost peak electricity demand, instead of drawing power from the utility grid, which is referred to as “peak shaving.”

Because utilities realize operational and financial benefits when customers reduce the amount of power they draw from the electric grid during peak power periods, they often provide incentives in their pricing, or tariff, structures to encourage this activity. These incentives are called “demand response” benefits and programs. Our systems are engineered to carry the full load required to operate the facilities they support. During peak shaving activities at a customer’s facility, our NexGear parallel switchgear technology enables power to be transferred, without any interruption, between (1) the grid, (2) our Distributed Generation system, and (3) the customer’s facility. Therefore, customers who use our Distributed Generation systems can realize the financial benefits of utility demand response programs without the consequences, costs and inconveniences of having to interrupt or reduce the load of their operations.

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

Our Systems and Technology

We provide “turn-key” Distributed Generation systems and programs for our customers. The typical Distributed Generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of the Distributed Generation systems that we install most commonly ranges from 500 kW to 6,000 kW, although there is no practical limit to the size of the load we can serve, and we have designed and installed significantly larger systems. Our proprietary Distributed Generation system, which is named PowerBlock, combines standardized size building blocks. These standard building block units are combined, using our switchgear and control technology, to create systems for facilities with higher electric loads. We manufacture our PowerBlocks at our facility near Greensboro, North Carolina. We also utilize generators sourced from major global generator manufacturers as the power plants for our systems.

The primary elements of our turn-key Distributed Generation systems include:

•	designing and engineering the Distributed Generation system;

•	obtaining the required regulatory approvals and permits;

•	establishing the electricity inter-connect between the utility and the customer to take advantage of electricity rate savings;

•	manufacturing and packaging the generators for our proprietary PowerBlock systems using engines sourced from a major global engine manufacturer, and in other cases integrating a turn-key generator sourced from one of several major global generator manufacturers, depending on the application;

•	for solar photovoltaic systems, engineering, procuring and constructing the solar energy system, including sourcing solar panels from high-quality competitively priced panel manufacturers;

•	engineering and integrating the system components and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing continuous 24 x 7 PowerControl monitoring and servicing of the system.

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

Our turn-key solar distributed energy system capabilities include the design, engineering, project development, installation and project management of these solutions. Our distributed solar energy systems primarily involve photovoltaic, or PV, panels generating power without moving parts or fuel. We rely heavily on our engineering expertise to design systems that optimize producing the maximum energy at the lowest capital cost. A successful solar power system requires the proper selection and configuration of panels, mounting equipment and inverters, which our engineering expertise and attention can provide. Our solar team has experience with a wide range of PV technologies, so we are supplier and technology neutral. Our technical expertise also includes permitting, interconnecting, commissioning, maintaining and monitoring the solar power system.

Smart Grid Monitoring Center and NexGear Technology

We build smart grid technology into our Distributed Generation systems. This technology is embedded into the design and manufacture of our proprietary switchgear and hardware and software controls systems, which are marketed under the name NexGear. Our NexGear technology controls the generator and the transfer of power, quickly shifting power between a customer’s primary power source and our Distributed Generation system. We consider our switchgear designs to be a source of competitive advantage for us due to their quality and their ability to provide power from the generator “in parallel with”, meaning at the same time as, the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to quickly substitute the power generated at the customer’s site with the power supplied by the utility power plant during times of peak demand without business interruption. Our system controls are built to enable remote monitoring and control functions, allowing us to operate the Distributed Generation system 24 x 7 from our PowerControl monitoring center.

We believe our combination of unique smart grid capabilities is unmatched in the industry. Through our PowerControl monitoring center, we lead the industry in our ability to monitor the electric power grid, proactively predict peak power periods and electronically dispatch our customers’ generation at the right time, and for the right duration, with the goal of optimizing our customers’ energy efficiency. Peak power periods vary by geography, time of day, utility infrastructure, utility customer mix and weather. Using our predictive capabilities, we coordinate the operation of our customers’ Distributed Generation systems during times of peak demand so that our customers can benefit from energy savings and beneficial electricity rates that are available from managing energy use during these periods of high electricity demand. Our ability to enable our customers to benefit from these savings is enhanced by our expertise in understanding complicated utility rate structures.

Our PowerControl monitoring center is an integral part of our Distributed Generation solution. We monitor and maintain our Distributed Generation systems for our customers around the clock, with the goal of ensuring reliability and removing many of the burdens associated with ownership. Distributed Generation systems must be operated periodically so that they function properly when called upon to supply power. We remotely start and operate the systems using sophisticated communication devices and we continuously monitor their performance. In the event of a mechanical problem, technicians are immediately dispatched. Additionally, we provide management services, including fuel management services, preventive and emergency maintenance services and monitoring and dispatching services.

Business Models

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our original business model, which is still our predominant model, we sell the Distributed Generation system to the customer. We refer to this as the “project-based” or “customer-owned” model. For Distributed Generation systems that we sell under the project-based model, the customer acquires ownership of the Distributed Generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we also usually receive revenue on the form of a monthly fee, in an amount modest relative to the initial purchase price of the system, to monitor the system for backup power and peak shaving purposes as well as to maintain the system.

We have structured our second business model to generate ongoing, long-term recurring revenues for us. We refer to this as our “recurring revenue”, “PowerSecure-owned” or “company-owned” model. For Distributed Generation systems that we deploy under this model, we retain ownership of the Distributed Generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to 15 years, and these contracts can be renewed or extended. The fees that generate our revenues in the recurring revenue model are generally paid to us by the customer on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the Distributed Generation system. Our fees for recurring revenue contracts are generally structured as shared savings arrangements with the customer, although they can also be structured with fixed monthly payments. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

We believe that the customer value proposition is strong in both economic models. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having highly reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, utilities and their customers receive access to our system without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured a variety of ways, including between us and the utility, between us and the customer, or among us, the customer and the utility.

In 2014, 83.5% of our Distributed Generation systems revenues consisted of customer-owned sales, and the remaining 16.5% of our Distributed Generation systems revenues were derived from recurring revenue sales. Sales of customer-owned systems generate revenues and profits that are recorded on our financial statements over the course of the project implementation, which is generally a period ranging from three to 18 months depending on the size of the project. Sales of PowerSecure-owned projects are recorded over a longer time frame continuing well after the project is implemented, typically ranging from five to 15 years depending on the life of the underlying contract. Changes both in the absolute amount of sales under these two systems and in the proportionate ratio between the two sales models significantly impact our revenues and profits and cause them to fluctuate from period to period. Changes in sales under our customer-owned models result in significant changes in our near-term revenues and profits. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period, have higher gross margins and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, commissioned and successfully operating.

Our PowerSecure Solar team provides us with the ability to deliver solar energy systems through our Distributed Generation solutions platform. These solar energy systems are sold under the project-based, customer-owned model. In 2014, our solar Distributed Generation business received major contract awards from one of the largest investor-owned utilities in the U.S., which will significantly expand our solar business in 2015 and 2016. Under the terms of these contracts, we will provide two utility-scale solar installations that will generate approximately $120 million in revenues fairly evenly split over 2015 and 2016, subject to project and operational changes.

Utility Infrastructure

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

Market

There are more than 3,000 electric utilities in the U.S. In 2013, investor-owned electric utilities and stand-alone transmission companies invested a record-setting $37.7 billion in transmission and distribution infrastructure, according to the Edison Electric Institute. Several industry trends indicate that strong transmission and distribution investment by utilities will continue over the coming years, including the need to upgrade and replace the utility grid’s aging infrastructure to improve and ensure reliability, to respond to the expected long-term increase in demand for electric power, to incorporate renewable energy and other new power sources into the grid, and to ensure the security of the grid. In addition, the megatrend toward improving the efficiency of our energy delivery and consumption is driving initiatives and innovations in smart grid technology which will also be a positive driver for transmission and distribution system infrastructure spending. Additionally, the new technologies have facilitated the cost-effective extraction of oil and gas from shale formations, many of which are in remote areas, and this is driving an increase in demand for utility infrastructure services to provide transmission and distribution lines to serve these production operations.

Utilities generally use a combination of internal and third-party vendors to provide construction and maintenance services for their transmission and distribution infrastructure. Utilities also utilize third party engineering and consulting firms to supplement their internal engineering resources. We provide services in each of these areas for IOUs, electric cooperatives and municipal utilities of virtually every size. Historically, our geography was primarily concentrated in the Southeast. However, we have grown the geographic base of the utilities we serve over the last several years to include utilities in the Mid-Atlantic, Midwest, Gulf Coast and Northeast regions. We intend to continue to expand our utility relationships and the geographies we serve as our business grows and develops.

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

Through our Encari, UtilityEngineering and PowerServices teams, we serve the engineering and consulting needs of our utility clients, broadening our offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering relating to virtually every element of their transmission and distribution systems, substations and renewable energy facilities. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations and power supply contracts and negotiations. Our Encari business provides cybersecurity consulting and compliance services to the utility industry, helping large IOUs, municipalities and cooperative utilities assess, improve and maintain their compliance with the NERC’s CIP Reliability Standards.

Business Model

Revenues for our UtilityServices products and services are generally earned, billed and recognized using two primary models. Under the first model, we have regular, on-going assignments with utilities to provide maintenance and upgrade services. These services are earned, billed and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects, we are generally paid a fixed contractual price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a cost-to-cost method using percentage-of-completion basis. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

Revenues for our Encari, UtilityEngineering and PowerServices consulting services are generally earned, billed and recognized based on the number of hours invested in the particular projects and engagements they are serving. Similar to most traditional consulting businesses, these hours are billed at rates that reflect the general technical skill or experience level of the consultant or supervisor providing the services. In some cases, our engineers and consultants are engaged on an on-going basis with utilities, providing resources to supplement utilities’ internal engineering teams over long-term time horizons. In other cases, our engineers and consultants are engaged to provide services for very specific projects and assignments.

Energy Efficiency

Overview

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary Energy Efficiency product and service offerings: light emitting diode, or LED, lighting fixtures and lamps, and energy efficiency upgrades for ESCO customers, and large retailers. Our LED lighting solutions are primarily focused on the utility, commercial and industrial markets, while our energy efficiency solutions are primarily focused on serving the ESCO and retail channels. We have begun including our Distributed Generation products and services in our Energy Efficiency Services solutions. In the future, we also plan to bring our LED lighting solutions to our ESCO and retail customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Our LED lighting products, led by our PowerSecure Lighting team and operations, include the following:

•	Our Solais brand, which includes LED-based lamps and fixtures for department stores and other commercial applications. The acquisition of Solais strengthened and complemented our existing LED lighting business through the addition of these new product lines and customer channels. This acquisition also enhanced our skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. Our Solais team oversees all of our LED lighting operations.

•	Our EfficientLights brand, which includes LED-based lighting fixtures for grocery, drug and convenience stores. EfficientLights products include our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers.

•	Our IES brand, which includes LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications. IES products include street lights, area lights, indoor overhead lighting, and other specialty lighting applications.

•	Our EnergyLite brand, which is used to market our IES and EfficientLights brands primarily, but we may also use it from time to time for other LED lighting products. EnergyLite’s products are marketed to customers and utilities directly, and through third party distribution arrangements.

In 2013, we acquired our Energy Efficiency Services business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to ESCOs, which deliver these energy efficiency solutions to public sector commercial, industrial and institutional facilities. In September 2014, we acquired the electrical contracting business of Apex. Apex provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy Efficiency services to large retailers.

The primary client base for our Energy Efficiency Services products and services are the large, publicly-traded ESCOs. Through our relationships with these ESCOs, we provide facility upgrades primarily for public sector customers, including federal, state and local government agencies and educational institutions. As ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger commercial and industrial clients for which we provide our energy efficiency solutions directly, when an ESCO is not involved in the customer relationship. Through Apex, we are also now able to provide our Energy Efficiency Services solutions to large retailers.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps our Energy Efficiency Services customers save money, improve facilities and meet energy efficiency goals and mandates. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. We have also recently added our Distributed Generation products as part of these solutions, and in the future plan to incorporate our and LED lighting products as well.

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

In the Energy Efficiency Services market, ESCOs develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy systems, load management, energy procurement, rate analysis, risk management and billing administration. ESCOs often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, ESCOs assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime. We are a service provider to the ESCOs providing the technical expertise, engineering support and implementation services for their energy efficiency projects.

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

Our LED lighting product line includes:

•	LED-based lamps and fixtures for department stores and other commercial applications, including display and down-lighting;

•	LED-based lighting fixtures for grocery, drug and convenience stores, including lights for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers, and outdoor lighting; and

•	LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications, including area lights, indoor overhead lighting, and other specialty lighting applications.

The majority of our LED lights are sold as retrofits for existing traditional lighting, and to a lesser extent for new construction lighting installations. Additionally, historically the majority of our lights have been sold by us directly to our customers, although we also have distributor relationships that serve certain product lines and are becoming an increasing part of our sales channels. Occasionally we provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, utilities, department stores, and large commercial and industrial customers. These customers typically install LED lighting across numerous locations over a diverse geographic scope. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our LED lighting products with a greater portion of our sales driven through distributorship channels.

Our Energy Efficiency Services revenues are generated through a full range of turn-key services we provide to our ESCO, utility, industrial and municipality customers. We apply our engineering expertise to analyze a facility’s energy consumption and operational needs, and develop customized energy efficiency and renewable energy solutions to optimize that facility’s return on investment. We provide complete turn-key implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation. We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives. Our extensive knowledge of energy solutions and their results in numerous environments enables us to apply some of the most appropriate, effective and proven technologies available in the marketplace.

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

Customers

Our customers include a wide variety of large and mid-sized commercial and industrial businesses, public and private institutions, and utilities, including investor-owned utilities, cooperatives and municipalities. Although we have continued to diversify and expand our customer base and our markets, from time to time, we have derived a significant portion of a particular period’s revenues from a concentrated group of customers, because a significant portion of our revenues in any particular period can be driven by one or more large projects. In 2015 and 2016, for example, a substantial portion of our revenues is expected to be derived from two utility-scale solar Distributed Generation projects with a large utility customer. Over the past three years, all of our revenues have been generated from customers in the United States.

Sales and Marketing

We market our products and services primarily through a direct sales force. Our sales and marketing effort is focused on sales channels that include, are complementary to, and are in partnership with utilities, as well as national and local commercial, industrial, institutional and municipal accounts.

For our Distributed Generation products and services, we are very focused on the needs of utilities and partner with utilities to develop, market and manage Distributed Generation systems to their large commercial and industrial customers. This partnering process includes combining our Distributed Generation solutions with products or services of the utility, and working with the utility in marketing our Distributed Generation solution to end customers. We market our Utility Infrastructure products and services directly to utilities, including investor-owned utilities, cooperatives and municipalities. We market our Energy Efficiency LED lighting products to commercial, industrial and institutional customers, as well as directly to utilities and municipalities. We also use distributors for our Solais product line, and expect these distributor relationships will be an increased part of our sales channel for our lighting products in the future. For our Energy Efficiency Services business, we market our products and services directly to the ESCOs, as well as to municipalities, utilities, large retailers and other industrial and commercial customers.

In each of our business areas, from time to time, we utilize independent representative networks, and we also establish alliances with channel partners who can assist with our sales and marketing activities. We plan to continue expanding our sales and marketing efforts in order to market and support our traditional and our new products, services and technologies, including direct sales as well as through third party representatives and channel partners.

Competition

We face intense competition for all of our product and service offerings.

In our Distributed Generation segment, our competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear companies, electrical contractors, electrical engineering firms and companies involved in providing utilities with demand response and load curtailment products and services. Electric utilities could also offer their own Distributed Generation solutions, which would decrease our base of potential customers. Additionally, several well established companies have developed microturbines used in Distributed Generation, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar energy systems. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. Many of these technologies are eligible for and supported by governmental financial incentives. Additionally, technologies that make commercial, institutional and industrial operations more efficient result in lower electricity use, reducing the benefits of using our Distributed Generation systems. Also, the solar distributed energy system market is very competitive and rapidly evolving, and is significantly dependent on government incentives. For this product offering we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including major national companies such as completely vertically integrated companies as well as numerous regional developers, some of which are in poor financial condition. The principal elements of competition in the solar power systems market include engineering capabilities, technical expertise, price, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, product performance, efficiency and reliability, and technical service.

In our Energy Efficiency segment, we face numerous competitors. These include numerous global competitors, many based in Asia, in the market for lighting products in general, and for LED lighting products in particular. Generally, the less specialized that the lighting application is, the more competitors there are in that space. Accordingly, we focus our efforts in this area on more specialized, proprietary applications, and we also focus on bringing technologies to customer categories and utilities that we understand best and represent our strongest relationships. However, the LED lighting marketplace is highly fragmented and expanding at a very fast pace, and a significant number of new competitors are entering the market, including large companies that are strong, sophisticated, have established channel relationships and are well-capitalized. Additionally, new competitive technologies are being developed and existing technologies are being improved at a rapid pace. Our LED lighting products currently face competition from lighting fixture companies, from lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and components. Our products compete on the basis of lighting color quality and consistency, light output, energy efficiencies, maintenance savings, light life and return on the customer’s investment. We also face numerous competitors for our Energy Efficiency Services solutions, including regional and national solutions providers. Many of these competitors are focused on one aspect of our Energy Efficiency Services solutions, for example HVAC solutions, and several have a suite of multiple solutions they can offer the ESCOs. The competition for these solutions is strong, with highly skilled, well-financed competitors, and the requirements of our ESCO customers are demanding.

In our Utility Infrastructure segment, our UtilityServices solutions also compete with numerous providers of transmission and distribution construction and maintenance firms. Many of these firms have broader customer bases, strong track records of performance and larger resources of personnel and equipment. Competitors in this area are diverse, consisting of both large and small firms on regional and national levels. In addition, our Encari, UtilityEngineering and PowerServices consulting services have numerous competitors, large and small, that offer engineering, design and consulting services to utilities. Also, utilities have their own internal engineering resources that provide alternatives to using our services.

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

Regulation of Operations Generally. Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction and electrical projects;

•	regulations relating to worker safety and health;

•	regulations relating to employees, such as wage and hour regulations;

•	regulations pertaining to utilities and energy providers;

•	special bidding, procurement and other requirements on government projects;

•	regulations relating to transportation of equipment and materials, including licensing and permitting requirements;

•	regulations relating to environmental protection;

•	the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws and regulations; and

•	federal and state energy efficiency incentives.

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

Employees

As of February 27, 2015, we had 790 full-time and 37 part-time employees. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

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

Risk Management and Insurance

We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive liability and workers’ compensation. Additionally, poor safety performance can have an immediate and significant negative impact on our customer relationships and financial results. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. We also maintain insurance for extraordinary health insurance claims. We are not required to, and do not, specifically set aside funds for our self-insurance programs. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. We maintain accruals based on known facts and historical trends. We generally renew our insurance policies on an annual basis, so the types, levels and scopes of coverage may change from time to time in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage exceeds the additional benefits obtained.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2014, we had approximately $265.0 million in surety bonds outstanding, including a $120 million surety bond on our behalf issued in July 2014 in connection with two utility-scale solar Distributed Generation contracts. Based upon the current status of our contracts and projects, we estimate our exposure on these surety bonds was approximately $120.3 million at December 31, 2014.

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

Business Investments and Acquisitions

We believe that all three of our business segments offer organic growth opportunities, and have been focused on creating organic revenue growth. In addition, from time to time we have made business investments and acquisitions to take advantage of opportunities to acquire key businesses, products, services, technology, customer relationships and management talent that we believed would enhance our capabilities and our solutions for our customers, and be financially beneficial. Since forming our Distributed Generation business in 2000, we have made a number of important business investments and acquisitions, including the following:

•	In 2001, we acquired a process control and electric switchgear design and manufacturing firm, which provided the foundation for our NexGear switchgear solutions, an important strategic component of our Distributed Generation systems.

•	In 2005, we launched two new complementary businesses to serve our utility clients by providing regulatory consulting, energy system engineering and design, and energy conservation services. These engineering and consulting capabilities are operated under the brand names UtilityEngineering and PowerServices, and their formation constituted the beginning of our Utility Infrastructure product and service category.

•	In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers, primarily involving efficient lighting products. This business now operates under the brand name EnergyLite in our Energy Efficiency segment.

•	Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances. This investment represented the next step in the evolution and development of our Utility Infrastructure products and services, and provided us the capability to do larger-scale power projects for utilities and their federal customers.

•	In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our Distributed Generation and switchgear equipment. This business has now been fully incorporated into our Distributed Generation business primarily as a source of manufacturing for many of the components of our Distributed Generation systems, including our PowerBlock generator technology.

•	In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing transmission and distribution systems. This business operates under the brand name UtilityServices, and its capabilities further enhance and complement our Utility Infrastructure products and services, strengthening the breadth of our overall offerings in this area.

•	In late 2007, we organized a new business to design and manufacture LED-based lighting solutions. This business initially included solutions specifically aimed at substantially reducing the energy consumed in grocery, drug and convenience stores, and now operates in our reorganized LED lighting solutions business under PowerSecure Lighting.

•	In April 2010, we launched an expansion of our LED lighting business through the acquisition of a controlling interest in an LED lighting development company that broadened our Energy Efficiency solutions though the addition of turn-key product development, design and manufacturing of solid state LED-based lights, including power drivers, light engines and thermal management solutions. This business currently operates under our reorganized LED lighting solutions business operated under PowerSecure Lighting.

•	In June 2012, we acquired PowerSecure Solar, a distributed solar energy business, adding a solar capability to our Distributed Generation system platform. This acquisition provided us the capability to provide stand-alone solar energy PV systems to utilities and their commercial and industrial customers, as well as utilizing solar energy in combination with our traditional Distributed Generation and microgrid systems.

•	In February 2013, we acquired our Energy Efficiency Services business. This acquisition strengthened our Energy Efficiency product and services offerings by expanding our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems.

•	In April 2013, we acquired Solais, an LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics. The acquisition of Solais strengthened and complemented our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais added to our capabilities in marketing LED lighting through distributor channels.

•	In May 2013, we acquired the business and certain assets of Powerline, which involves safety training in electrical utility work and enhances our Utility Infrastructure safety and training programs with additional resources and capabilities.

•	In October 2013, we acquired the assets and business of Encari, which provides cybersecurity consulting and compliance services to the utility industry. Encari helps utilities assess, improve and maintain their compliance with NERC CIP Reliability Standards.

•	In September 2014, we acquired the electrical contracting business of Apex, which provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency services market base to retailers.

•	In October 2014, we acquired the Mission Critical Energy Services business, which provides full turn-key electrical infrastructure design, implementation and commissioning service to data center owners. We previously provided our Distributed Generation data center solutions as a supplier to that business. This acquisition has provided us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities.

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

These three reportable segments, described in greater detail above in this report, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have become more strategically important and distinctly organized under these three groupings. In addition, our chief operating decision maker, who is our Chief Executive Officer, has begun reviewing results and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the years ended December 31, 2013 and 2012 have been reclassified to conform to our current presentation.

Financial information related to our segment operations for the past three fiscal years is set forth in Note 15, “Segment Information” of the notes to our consolidated financial statements included beginning at page F-1 of this report and incorporated herein by reference.

Available Information

Our corporate website is located at www.powersecure.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC’s website is located at www.sec.gov that contains all of the reports, proxy and information statements and other information that we file with or furnish to the SEC.

We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of the investor relations section of our website. Further corporate governance materials, including our Corporate Governance Guidelines, charters of our Board committees and our Code of Conduct, are also available on the investor relations portion of our website. The content of and the information available on or accessible through our corporate website, including the investor relations portion of our website, is not a part of, and is not incorporated into, this report or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be an inactive textual references only.

Executive Officers of the Registrant

The names of our executive officers and their ages, positions with us and biographies as of March 2, 2015 are set forth below:

Name	Age	Positions
Sidney Hinton	52	President, Chief Executive Officer and Director
Christopher T. Hutter	48	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Eric Dupont	42	Executive Vice President of Finance and Administration
Gary J. Zuiderveen	55	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Assistant Secretary

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full-time employee. There are no family relationships between any of our executive officers or directors.

Sidney Hinton has served as our President and Chief Executive Officer and a member of our Board of Directors since 2007. Mr. Hinton has also served as the President and Chief Executive Officer of our principal subsidiary PowerSecure, Inc. since its incorporation in September 2000. In 2000, he was an Executive-in-Residence with Carousel Capital, a private equity firm. In 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, he was employed in several positions with Southern Company and Georgia Power Company.

Christopher T. Hutter has served as an executive officer since joining our company in December 2007, serving as our Chief Operating Officer since November 2014, our Chief Financial Officer and Treasurer since December 2007, our Executive Vice President since March 2010 and prior thereto our Vice President, and our Secretary since September 2012. Mr. Hutter was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, he was employed as a senior staff tax consultant with Deloitte & Touche LLP, an international accounting firm.

Eric Dupont has served as our as our Executive Vice President of Finance and Administration since September 2014 and prior thereto served as the Vice President of Finance of our PowerSecure, Inc. subsidiary since joining our company in March 2013. From June 2008 to February 2013, Mr. Dupont served in a variety of positions with Lime Energy Co., an energy services company based on Huntersville, North Carolina, including ultimately as its Vice President of Operations. From 2004 through June 2008, he served as Chief Financial Officer of Applied Energy Management, Inc., a Cornelius, North Carolina based energy efficiency services company, which was acquired by Lime Energy Co. in June 2008. From 1998 through 2004, he served as the Director of Structured Finance for Ameresco, Inc., formerly DukeSolutions, Inc., a Duke Energy subsidiary. Mr. Dupont was employed with KPMG Peat Marwick LLP from 1995 through 1998 as a supervising senior.

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

Our operations and financial results are subject to and may be affected by many risks, uncertainties and other factors, including those set forth below and those contained elsewhere in this report. These risks, uncertainties and other factors could materially and adversely affect our business, affairs, assets, financial condition, results of operations, cash flows and prospects, as well as the trading price of our common stock. When we say that something could have a material adverse effect on us or on our business or words of similar import, we mean that it could have one or more of those effects.

Risks Related to Our Business and Industry

We may not be able to grow our company or become profitable on an annual basis in 2015 or future years, or to reach or exceed the levels of growth, revenues and profits that we target in the future, and we may incur net losses in the future.

While during recent years through 2013 we experienced a high rate of growth in our revenues and our business was generally profitable on an annual basis, in 2014 our revenues declined year-over-year and we incurred a net loss for the year. While in future years we expect and target a return to meaningful growth in our revenues, expansion in our business operations and profitability in our financial results, we may not be able to grow and be profitable or to meet the business and financial results we expect or target, and we may incur additional net losses in the future, due to one or more of the factors listed in this item or of the other factors discussed elsewhere in this report. In addition, even if our revenues increase and our operations return to profitability in any future periods, we may not be able to grow our revenues and profits or to sustain such growth and profitability in subsequent future periods. Also, as a result of costs we incur in connection with the growth and expansion of our existing businesses, products and services and in connection with acquisitions and start-up time for new businesses, products and services, and also as a result of other expenses and capital expenditures we may incur from time to time in the short-term in operating our business or in our efforts to grow our business, even if we are successful at growing our business and revenues we might not be able to operate on a profitable basis. As a result, there is no assurance that our revenues will increase or that we will be profitable in any particular future period. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses are higher than we anticipate, then our revenues could decline or we could incur net losses or both, and our business, our results of operations and the trading price of our common stock could be materially and adversely affected.

Adverse economic conditions, including weak or deteriorating business and market conditions and volatile and uncertain financial and capital markets, could materially and adversely affect our business and financial results in future periods.

The United States and world economies have, to some extent, continued to suffer from uncertainty, volatility, disruption and other adverse conditions since the 2007-08 recession, and those conditions continue to adversely impact the business community and the financial markets. There is no assurance that these economic and business conditions will not be adverse in the future. Adverse economic and financial market conditions could negatively affect our customers and our markets, and thus negatively impact our business and results of operations by extending the length of our sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions deteriorate, then our business, financial condition and results of operations, including our ability to grow and expand our business and operations, could be materially and adversely affected.

Our operating results can fluctuate significantly from period to period, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable periods and expectations from time to time.

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include those set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results.”

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

Portions of our operations are subject to many hazards and risks inherent in the servicing and operation of electrical power lines, including electrocutions, fires, mechanical failures, weather-related incidents, cave-ins, heavy equipment operation and transportation accidents. For example, we face risks related to the manufacture, installation, sale, servicing and operation of electrical equipment such as our Distributed Generation system equipment and our Utility Infrastructure construction, maintenance and service work, including electric shocks, falls and other physical hazards inherent in working with electrical equipment. These hazards and risks could result in personal injuries, loss of life, environmental damage, severe damage to or destruction of property and equipment and other consequential damages, some of which could occur for uninsurable or uninsured risks or could exceed our insurance coverage, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation, loss of business and, in extreme cases, criminal liability.

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

We have been named as a defendant in a purported securities class action litigation and as a nominal defendant in a shareholder derivative action, and we could be named in additional related litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. On October 10, 2014, these lawsuits were consolidated in the United States District Court for the Eastern District of North Carolina, and a lead plaintiff was appointed. A consolidated amended complaint was filed on December 29, 2014, purportedly on behalf of all persons or entities that purchased our common stock during a purported class period from August 8, 2013 through May 7, 2014. The action alleges that certain statements made by the defendants during the applicable class period violated federal securities laws. The amount of damages has not been specified, and no determination has been made on the status of the lawsuits proposed as class actions. We filed a motion to dismiss the lawsuit on February 26, 2015. The plaintiff is expected to file its response to our motion to dismiss, to which we will file a reply, before the court rules on our motion to dismiss. We cannot provide any assurance on the timing or the outcome of a court ruling on our motion to dismiss.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount. On November 26, 2014, based on mutual agreement of the parties to the lawsuit, the court ordered that proceedings under the complaint be stayed until resolution of the class action litigation.

While we believe that we have substantial legal and factual defenses to the claims in the class action and we are pursuing these defenses vigorously, the outcome of this litigation is difficult to predict and quantify and the defense against such claims could be costly. In addition, we have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we will be successful in our defense of the pending securities class action, and there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the securities class action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

While we are only a nominal defendant in the shareholder derivative litigation, we could be obligated to indemnify and/or to pay an advancement of fees and costs incurred by our officers and directors in their defense of the derivative litigation.

Any such payments or settlement arrangements in these current lawsuits or related litigation or proceedings could be significant and have a material adverse effect on our business, financial condition, results of operations, or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of the outcome of these claims, defending the litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

We recently entered into two contracts with a utility customer under which we are acting as the general contractor in connection with the installations of two utility-scale solar power systems, which constitute a material amount of our revenue backlog and we expect will constitute a material amount of our revenues and profit in 2015 and 2016. We are subject to a variety of risks associated with the execution of these large projects, including but not limited to potential damages under the contracts if we do not deliver quality systems on time, and performance bonds that guarantee the performance of our obligations under the contracts, any of which could have a material adverse effect on our business and results of operations.

In 2012, we acquired our distributed solar energy business, which is operated by PowerSecure Solar and is included in our Distributed Generation product platform and segment. Because our solar energy capability was acquired relatively recently, we have limited experience on which to base our prospects and anticipated results of operations.

In July 2014, through PowerSecure Solar, we entered into two engineering, procurement and construction contracts with a utility customer, pursuant to which we will act as the general contractor in connection with the installation of two solar power Distributed Generation systems with a total project value of $120 million. Because of the size, scope, and strict project timelines, we have taken on significant responsibility and risks related to project completion.

The contracts for these utility-scale solar projects contain customary covenants, representations, warranties and indemnities to the utility customer. They also include terms requiring us to provide indemnification to the utility under certain circumstances, as well as containing provisions requiring us to pay the utility liquidated damages upon the occurrence of certain events, including delays in achieving pre-determined substantial completion, and placed in service dates, and the level of energy performance of the project. The aggregate limit on our liability to the utility for liquidated damages due to such delays under the contracts is approximately $24 million per contract, and $48 million in total, which cap does not apply to other breaches. We could have additional liability to the utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The contracts also contain typical events of default, including material breaches of the contracts after notice and cure periods and defaults relating to bonding and surety failures. We provide a warranty on each project for three years after substantial completion of that project.

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

In addition, the solar projects covered by these contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained bonding and surety arrangements in the amount of approximately $120 million to support our performance obligations under the contracts to our utility customer. The solar panel manufacturer has provided a supply bond to us in the amount of approximately $60 million that backstops the on-time delivery of solar panels.

We depend on third-party solar panel manufacturers and suppliers to provide the solar panels for these projects, and any failure or delay to obtain sufficient quality solar panels could significantly affect our performance, lead to construction delays, create liquidated damages for project delays and damage our customer relationships. If the operations of our panel supplier are disrupted or if its financial stability becomes impaired, or if it becomes unable or unwilling to devote capacity to our solar panels in a timely manner, then we might be unable to complete the projects on a timely basis. While the panel supplier has bonded its obligations, it may not be possible for us to obtain adequate solar panels from an alternate supplier in a timely manner or without incurring significantly higher costs.

In addition, these solar projects are the largest we have been awarded to date, and are expected to generate a significant portion of our revenues in 2015 and 2016. These projects create concentrated operating and financial risks, and we do not control all events that could affect our performance or the timing of these projects. We may not recognize revenue as anticipated in a given reporting period because a project is delayed or if construction, operational challenges arise, or if the timing of such a project unexpectedly changes for other reasons. We may incur large liquidated damages if we fail to execute the projects by a specified time, or incur other damages due to performance issues or contractual breaches. Our performance on this scale is untested. Moreover, these projects are subject to deferral or termination by the utility customer, under certain circumstances, upon which we would only receive compensation for our work performance and costs incurred. In addition, since these are fixed price projects, we would be adversely affected by any increase in costs, whether due to cost-overruns, construction delays, increased supply costs, adverse weather conditions, or other unanticipated factors. Any decrease in revenues below expectations from these projects, payment of liquidated damages, or increase in project expenses could have a material adverse effect on our business, results of operations and financial condition. This is particularly true because we expect the gross margins on these projects to be significantly less than our traditional solar gross margins. This means that we have less room for error, and the impact of issues with the execution of these projects could be magnified in our results of operations.

Our success in developing and growing a profitable distributed solar energy business depends in large part on our ability to anticipate and effectively manage these and other risks and uncertainties, many of which are outside of our control. Any of these risks could materially and adversely affect our solar operations and business and, accordingly, our expected future growth and results of operations.

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

Our credit facility, which commenced in 2007 and has been subsequently amended and restated, consists of a revolving credit line of $20 million that matures in November 2016 and two term loans, a $25 million seven year amortizing term loan maturing in June 2020 and a $2.6 million term loan maturing in November 2016. The proceeds under our credit facility are available for our capital requirements subject to our meeting certain financial and operating covenants. In July 2014, the credit facility was amended to increase the letter of credit sublimit to $12 million as part of, but not in addition to, the $20 million revolving credit line. In conjunction with this amendment, our lenders issued a $12 million letter of credit to our bonding surety to support our bonding arrangements under contracts to construct two utility-scale solar energy projects for a major utility. Our bonding surety released the $12.0 million letter of credit in August 2014 upon receipt of acceptable supply bonding from the solar panel manufacturer.

As of March 4, 2015, an aggregate balance of approximately $21.6 million was outstanding under the two term loans under our credit facility and we had no balance outstanding under the $20 million revolving portion of our credit facility which was fully available to us.

Our ability to borrow under the revolving credit facility is subject to our ability to satisfy certain financial covenants, and our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance including but not limited to earnings before interest, taxes, depreciation and amortization, or EBITDA, and ratios thereof, as well as certain balance sheet ratios. If we are unable to fully satisfy the financial covenants of the credit facility, and any such failure is not waived by our lenders, then we will be in breach of the terms of our credit facility. For example, if our cash on hand does not exceed funded indebtedness by at least $5 million, then our minimum fixed charge coverage ratio must be in excess of 1.25. In October 2014, we amended our credit agreement to modify the fixed charge coverage ratio covenant so that, for the third quarter 2014, it was calculated based solely on our financial results for that quarter, and for the fiscal quarters ending December 31, 2014 and March 31, 2015, the fixed charge coverage ratio is based on our financial results for the third quarter 2014 and subsequent fiscal quarters. Thereafter, commencing with the fiscal quarter ending June 30, 2015, the fixed charge coverage ratio will be based on our financial results for the previous four fiscal quarters on a rolling basis. The amendment did not modify the trigger for the fixed charge coverage ratio covenant or the minimum ratio itself.

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

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2014, we had approximately $265.0 million in surety or performance bonds outstanding. Based upon the current status of our contracts and projects, we estimate our exposure on these bonds was approximately $120.3 million at December 31, 2014.

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

From time to time, we have a concentrated number of customers that account for a large portion of our consolidated revenues during a year, and because the majority of our revenues are project-based, we receive our revenues from these orders over a limited period of time. For example, in 2015 and 2016 a significant portion of our revenues are expected to be generated from a large utility customer under two utility-scale solar projects that we expect will generate approximately $120 million in the aggregate over those two years combined. As a result, we are continually replacing revenue from current customers and projects with revenue from new customers and projects, while at the same time working to grow our revenues and our business. See “Item 1. Business—Customers” above. While we have been diversifying our products and services, our markets and our customer base in order to reduce our dependence on any one or small group of customers in the future, there is no assurance we will be successful in diversifying our business or obtaining additional significant purchase commitments from other customers to replace work that has been completed. If we are unable to obtain additional significant purchase orders in the future and to otherwise diversify and expand our customer base, our revenues and net income in future periods could be adversely affected.

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

Our ability to grow our revenues and business and to operate profitably in the future is dependent, in part, upon on our ability to execute the contract awards we receive from our customers with operational efficiency and on a profitable basis, and the failure to do so could materially and adversely affect our business, financial results and prospects.

Our customer relationships are extremely important to us and to our success, and the contract awards we obtain from our customers are the key to our ability to grow on a profitable basis in the future. However, the key to our success is not only to win contract awards from our customers but to perform on the projects awarded at the highest level. We emphasize operational efficiency and profitability in all our business units, in order to execute on our projects in a manner that both increases value to our customers generating customer satisfaction and future business and results in sustainable improvements in our financial results and future prospects and a high reputation for quality. If we fail to execute on our contract awards and projects with operational efficiency and on a profitable basis, then our business, results of operations and future prospects could be materially and adversely affected.

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

Our success depends, in large part, upon our ability to provide quality, reliable and productive products, services and solutions to our customers. From time to time, in the ordinary course of business, we encounter issues with component parts that affect the performance of our Distributed Generation systems, switchgear systems, Utility Infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists, and that exposes us to performance risks which may not be covered by warranties, or may invalidate warranties or performance certifications.

As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where a track record of performance does not exist or is difficult to ascertain. For example, the quality and performance of our PowerBlock, which is our proprietary generator system used in many of our Distributed Generation projects, is dependent upon the quality the engines we acquire from the manufacturer. Similarly, the quality and performance of our LED lighting products is dependent upon the quality of their component parts, many of which we acquire from other manufacturers and suppliers. Likewise, the success of our solar projects is dependent upon the quality and performance of key component solar parts such as solar panels, which will be a significant factor in the success of our recent utility-scale solar project awards.

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

Many of our products and services, especially in the DG business, experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year and on our ability to anticipate and plan for our future revenues.

Purchases of our products and services, especially in our DG business, are usually significant financial investments for our customers and are used by our customers to address important and complex business needs. Customers generally consider a wide range of issues and alternatives before making a decision to purchase our products and services. Before customers commit to purchase our products, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. The sales cycle may vary based on the industry in which the potential customer operates. Moreover, as we strive for larger sales projects and awards, especially in the DG business, both the length and the variability of the sales cycle typically increases. The length and variability of the sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter, especially for larger DG projects. During the time our customers are evaluating our products and services, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity, hire employees, purchase or lease equipment, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses, and as these sales cycles grow and become more variable, our results of operations and financial condition may be materially and adversely affected, especially in the short-term.

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

A growing amount of our revenues, cash flow and net income is generated by our recurring revenue projects, in which we install and own Distributed Generation systems and Utility Infrastructure and realize recurring revenues derived from regular fees paid by the customer to utilize these assets over a long-term contract, typically five to fifteen years. The revenues from these business arrangements include fixed fee contracts, variable fee contracts, utility or independent system operator program fees which may be fixed or variable, and fees which are dependent on the energy cost reductions realized by our customers. While to date recurring revenue projects have constituted only a modest portion of our revenue base, they are growing, and we expect and intend that they will represent a more significant portion of our revenues in the future. The success of these recurring revenue projects is dependent upon our ability to realize the revenues over the life of the contracts and on our ability to manage the costs of those projects. Accordingly, if we do not realize most of the revenues of these recurring revenue projects, or if the costs to operate or maintain these systems increase significantly, including the cost of fuel, or if one or more material risks related to these projects discussed below materializes, our business and operating results could be materially and adversely affected.

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

Our ability to grow our revenues and business and to operate profitably in the future is dependent, in part, upon on our ability to generate increased revenues and profits in our Utility Infrastructure segment.

Our growth rate in prior years was fueled, in part, by the growth of our Utility Infrastructure revenues, especially revenues from transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. As a key part of our corporate growth strategy, our future growth will depend on our ability to expand the scope of our utility relationships, customers and geographic service areas that we serve. This business is highly competitive and cyclical, and the storm restoration services are highly volatile and unpredictable. We have a significant amount of fixed costs associated with these operations, including personnel, vehicles, and equipment, and a loss of revenue from these services would significantly impact our profitability. In addition, in order to grow our profitability, we will need to provide services with enhanced margins and to manage our costs and expenses, such as fuel costs which are volatile and subject to unanticipated and uncontrollable increases that adversely affect our profitability. Moreover, in order for our Utility Infrastructure operations to grow profitably, we will need to continue our focus on improving our contract pricing and personnel and asset efficiencies in our UtilityServices business. If our revenues fail to continue to grow, or if the margins associated with those revenues decline, then our business and financial results could be materially and adversely affected.

Our ability to generate future growth and profitability is dependent, in part, upon on our ability to capture a sufficient share of the anticipated growth in the LED lighting markets.

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

In addition, our future profitability in this area is dependent upon our ability to manage our costs and expenses, and we have taken recent actions in this business area to restructure and streamline our operations and reduce our cost structure, including our cost of sales and overheads and enhance our manufacturing efficiencies, in large part as a result of our acquisition of Solais and its management. However, while we have been focused on restructuring our costs and expenses in the near-term, over the long-term we expect to make investments to support our growth, and we may also have additional unexpected costs given the dynamic nature of the market. Additionally, such investments may take time to become fully operational and productive, and we also may not be able to expand quickly enough to serve market opportunities as they develop. There are also inherent execution risks in addressing our costs, especially in our production arrangements with Asian manufacturers, which could increase costs and reduce our operating results, including design and cost overruns, poor production process yields and reduced quality control. It is possible that we may incur some or all of these costs in the future as we continue to shift production to other contract manufacturers. If we fail to continue to manufacture our products in a cost-effective manner, then our business and financial results could be materially and adversely affected. In addition, if we fail to capture, on a profitable basis, a growing portion of the anticipated expanding LED-based lighting market, and then to manage such growth in our business, then our business and financial results could be materially and adversely affected.

The adoption of, or changes in, government or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government or industry policies, standards or regulations that encourage or discourage the use of certain other lighting technologies, could impact the demand for our LED products.

The adoption of, or changes in, government or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our products. For example, certain government policies may favor certain LED lighting technologies, or other lighting technologies, which may or may not be consistent with our core technologies and strengths. Demand for our LED lighting products may also be impacted by changes in government or industry policies, standards or regulations that encourage or discourage the use of other lighting technologies. Future legislative or regulatory activity could have a negative impact on demand for our LED lighting products and thus an adverse effect on us.

With the growth and emergence of our solar energy business as a product line in our Distributed Generation segment, we face a variety of risks and uncertainties related to solar technologies and the industry generally, as well as to our solar business specifically, that could adversely affect our operating results if they materialize.

In June 2012, we acquired our distributed solar energy business, PowerSecure Solar, which is integrated into our Distributed Generation product platform. In June 2014, we obtained two utility-scale solar project awards. Accordingly, we have limited experience in the solar power business on which to base our prospects and anticipated results of operations, which are becoming an increasingly meaningful portion of our business and financial results. In this new solar energy business, we face a number of risks including the following:

•	While the demand for solar installations is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain it as a profitable product line. The factors influencing the widespread adoption of solar power technology include cost-effectiveness, performance, and reliability; the availability of government subsidies and incentives; the desire of utilities and commercial, industrial, and institutional customers to invest in alternative “green” energy technology; fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources; and the willingness and ability of customers to make significant capital expenditures to purchase the products.

•	The reduced growth in, or the reduction, elimination or expiration of government subsidies, tax and economic incentives, renewable energy targets and other support for solar energy, and an increase in adverse public policies, could reduce demand or price levels, or both, for our solar business, because we believe that the near-term growth of the solar market depends in large part on the availability and size of these subsidies, incentives, targets and other support for solar energy. To encourage the adoption of solar technologies, the U.S. government and numerous state and local governments have provided subsidies in the form of rebates, cost reductions, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of solar power products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. In particular, the step-down of the U.S. federal investment tax credit for solar installations from 30% to 10% scheduled for the end of 2016 poses significant uncertainties regarding U.S. solar market demand. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives may result in the diminished competitiveness of solar energy, thus materially and adversely affecting the demand and/or price levels for solar projects, leading to a reduction in solar sales and adversely impacting our financial results. Additionally, many state governments have adopted, or endorse, or encourage utilities to achieve, certain renewable portfolio standards and goals which have driven the adoption of solar and other alternative energy technologies. These renewable targets and goals are subject to change at any time, and are especially subject to political instability or policy changes. The reduction, elimination, or expiration of these targets, goals and standards could negatively impact demand for solar technology generally and our solar business specifically.

•	The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of construction of solar projects. We often act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

•	Many of our customers require long-term performance guarantees by us that guarantee certain levels of energy output from the systems we install. Due to general risks inherent in the performance of solar systems, including unexpected performance problems, uncertain technology or other events that could cause us to fail to meet these performance criteria, we could face significant revenue and earnings losses and financial penalties.

•	The market for electricity generation products is heavily influenced by federal, state, and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies have been modified in the past and may be modified again in the future. Any changes to existing regulations and policies, and any new regulations and policies, could cause a significant reduction in demand for solar projects or increase the costs of conducting a solar business. In addition, any regulatory compliance failure could result in significant management distraction, unplanned costs and/or reputational damage.

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

Because our business depends, in part, on conditions in the oil and natural gas industry, such as oil and natural gas prices, continued volatility in oil and natural gas prices, tight credit markets and disruptions in the U.S. and global financial systems may adversely impact our business.

Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of, and demand for, oil and natural gas. These include changes resulting from, among other things, the ability of the Organization of Petroleum Exporting Countries to support oil prices, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend in part on our customers’ willingness to make expenditures that are intended to reduce their energy costs. Therefore, weakness in oil and natural gas prices, or the perception by our customers that oil and natural gas prices are weak or will decrease in the future, could result in a reduction in purchases of our products and services. Our customers’ willingness to purchase our products and services, and the price of oil and natural gas, depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. In addition, weakness in the energy markets could impair the ability of our oil and natural gas customers to remain solvent and continue paying for the products we have delivered and the services we have performed, which could in turn impair the collectability of our accounts receivablefd. Accordingly, continued low levels or further reductions in energy prices could cause a decline in the demand for our products and services, adversely affect the prices that we can charge for our products and services or impact the collectability of our accounts receivable, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we were to lose the services of one or more of our executive officers and key business leaders, we might not be able to execute our business strategy successfully and our business and financial results could be materially and adversely affected.

Our future success depends in large part upon the continued service of our executive officers and our other key business leaders. In particular, we are dependent upon Sidney Hinton, our President and Chief Executive Officer, who is the visionary and leader of our company and who is critical to the overall management of our company as well as to the development of our business, our future growth and performance and our strategic direction. The loss of the services of any of our executive officers or other key business leaders, especially Mr. Hinton, could materially and adversely affect our business, financial condition and results of operations.

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

For example, we are dependent upon obtaining a timely and cost-effective supply of generators and engines for our generator systems for our Distributed Generation solutions, but from time to time these generators and engines may be in short supply, affecting the timing of our performance and cost of the generators. Also, we are dependent upon obtaining certain component parts for our LED lighting products, and the failure to obtain these on a timely and cost-effective business could affect our gross margins and our customer satisfaction. Similarly, we are dependent on obtaining solar panels for our solar projects, but these panels are from time to time in short supply affecting our ability to timely and profitably complete those projects. From time to time we may experience delays in production because the supply of one or more critical components is interrupted or reduced, or because of malfunctions or failures of key components, or we may experience significant increases in the cost of such components.

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

Because our business depends, in part, on conditions in the oil and natural gas industry, such as oil and natural gas prices, continued volatility in oil and natural gas prices, tight credit markets and disruptions in the U.S. and global financial systems may adversely impact our business.

Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of, and demand for, oil and natural gas. These include changes resulting from, among other things, the ability of the Organization of Petroleum Exporting Countries to support oil prices, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend in part on our customers’ willingness to make expenditures that are intended to reduce their energy costs. Therefore, weakness in oil and natural gas prices, or the perception by our customers that oil and natural gas prices are weak or will decrease in the future, could result in a reduction in purchases of our products and services. Our customers’ willingness to purchase our products and services, and the price of oil and natural gas, depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. In addition, weakness in the energy markets could impair the ability of our oil and natural gas customers to remain solvent and continue paying for the products we have delivered and the services we have performed, which could in turn impair the collectability of our accounts receivable. Accordingly, continued low levels or further reductions in energy prices could cause a decline in the demand for our products and services, adversely affect the prices that we can charge for our products and services or impact the collectability of our accounts receivable, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The margins on our revenues from some of our product and service offerings are higher than the margins on other product and service offerings. For example, our non-solar Distributed Generation projects generally yield gross profit margins higher than our solar Distributed Generation projects, and we generally derive higher gross profit margins from our Energy Efficiency revenues than from our Utility Infrastructure revenues. The gross profit margins we realize largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines can adversely affect our consolidated gross profit margin results. Additionally, our margins fluctuate from project to project, depending on the project’s scope, technical specifications and materials and labor costs, among other factors. Our margins can also fluctuate based upon competition, alternative products and services, operating costs, tariff systems and contractual factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease, and, accordingly, we will record lower profits and receive less cash flow on the same amount of revenues.

In addition to the proceedings and litigation related to the class action lawsuit, we are subject to other lawsuits, claims and other proceedings from time to time, and in the future we could become subject to new lawsuits, claims and other proceedings, and if any of those proceedings become material and are successfully prosecuted against us, our business, financial condition and results of operations could be materially and adversely affected.

In addition to the class action lawsuit filed against us in 2014 and related proceedings described elsewhere in this report, from time to time, we are involved in a variety of claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, non-competition agreements, taxes, breach of contract, warranty claims, accidents, injuries, property damage and other matters. For example, from time to time, we are involved in disputes relating to the scope of our services, or services that we receive from our vendors, and charges or fees relating to those services. These disputes have historically been limited in number and dollar amount and, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, our historical experience is not necessarily indicative of the number or dollar amount of future disputes or claims, and the ultimate outcome of these types of matters cannot be accurately predicted due to the inherent uncertainty of litigation. We have vigorously defended all claims against us in the past, and intend to continue to do so in the future. However, even if we are successful on the merits, any pending or future lawsuits, claims or other legal proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such disputes, claims or proceedings could in the future materially and adversely affect our financial condition, results of operations or cash flows.

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

In past years we have experienced, and in future years we expect to achieve, substantial growth in our business and revenues, resulting from both organic growth and acquisitions. As a result, the scope of our operations have expanded into new lines of business and new geographic areas, and the number of our employees has increased significantly to support that growth, and we expect that growth and expansion to continue. This growth could place a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ requirements and our ability to execute our business plan. Accordingly, we must plan and manage our resources effectively in order to continue to offer quality and successful products and services, to carry out our business plan and to achieve profitability in the midst of such growth. For example, we must continue to implement and continue to improve our managerial, operational, financial and reporting systems, our internal controls and our procedures and compliance programs, and we need to continue to recruit and train additional qualified personnel. These measures will require significant expenditures and demand the attention of management. Our limited resources could limit our ability to manage that growth. If we are not able to effectively manage our long-term growth in the future, our business and operations could be materially and adversely affected.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $53.9 million at December 31, 2014. A material decline in our market capitalization or change in discount rates or industry growth rates could result in an impairment of our goodwill. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could adversely impact our results of operations.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We may pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures, and have conducted training, designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies, procedures or training will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

In addition to organic growth, we have grown in the past and expect to grow in the future by acquiring complimentary products, services, technologies and businesses and entering into other strategic transactions that have enabled us to increase our product and service offerings, enhance our technology and capabilities, expand our markets and add experienced management. For example, in recent years we made acquisitions of new businesses and technologies such as PowerSecure Solar, Solais, Encari, our Energy Efficiency Services businesses, and we have made acquisitions designed to expand our existing products and services into new markets such as our Distributed Generation data center markets and of our retail Energy Services Solutions business.

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

Any future acquisition involves risks commonly encountered in business relationships, including:

•	the difficulties in assimilating and integrating the operations, personnel, systems, technologies, finance and accounting functions, and products and services of the acquired business;

•	the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	we may not be able to achieve the expected synergies from an acquisition, or it may take longer than expected to achieve those synergies;

•	unexpected costs and liabilities and unknown risks associated with the acquisition;

•	the difficulties and inefficiencies in managing and operating businesses in multiple locations or businesses in which we have limited or no direct experience;

•	the difficulties in retaining, training, motivating and integrating key personnel;

•	the diversion of management’s time and resources away from our daily operations;

•	the difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

•	the difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	the difficulties in managing, maintaining and enhancing relationships with customers and suppliers of the acquired business;

•	the risks of entering markets in which we have no or limited direct prior experience;

•	the difficulties in integrating accounting and financial reporting systems;

•	potential disruptions to our ongoing businesses;

•	the potential need for restructuring operations or reductions in workforce, which may result in substantial charges to our operations;

•	difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal controls over financial reporting, appropriate for a larger public company at companies that, prior to their acquisition, lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal controls over financial reporting;

•	incurring future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them; and

•	issuing potentially dilutive equity securities, or incurring debt or continuing liabilities, which could harm our financial condition.

We cannot assure you that we will make any additional acquisitions or that any future acquisitions will be successful, will assist us in the accomplishment of our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in us receiving the intended benefits of the acquisition. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

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

In applying the percentage-of-completion method to our Utility Infrastructure turn-key projects, our recently acquired Mission Critical Energy Services business projects and our Energy Efficiency Services projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

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

In recent years, we have exhausted a significant portion of our available net operating loss carryforwards, or NOLs, as a result of taxable income for U.S. federal income tax purposes. As of December 31, 2014, our available federal NOLs were approximately $34.1 million expiring over the next 20 years. When our aggregate net income, for federal income tax purposes, exceeds the amount of our available NOLs, we incur a current liability for federal income taxes, which adversely affects our net income, cash flow and available cash resources compared to previous periods.

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

As a result, as we earn net taxable income, our ability to use our NOL carryforwards to offset federal taxable income may become exhausted or subject to limitations, which could potentially result in increased future tax liability and an adverse impact on our cash flows.

We expect our overall effective tax rate in the future will be higher than in recent years and will adversely affect our net income.

The income tax expense or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of many factors, including changes in the valuation allowance for our net deferred tax asset associated with our NOLs. As a result of the gain from the sales of our non-core businesses in 2011 and the expectation of taxable income in the future, we eliminated our valuation allowance for our net deferred tax asset associated with our remaining NOLs. In the future, we expect our effective tax rate will approximate statutory rates, which will adversely affect our net income.

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

One or more of these factors could adversely affect any international operations in which we engage and result in lower revenue or higher expenses than we expect and could significantly affect our results of operations and financial condition.

New regulations related to conflict-free minerals may force us to incur additional expenses or adversely affect our sourcing of supplies.

In August 2012, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted new rules requiring disclosure of the use of certain minerals, referred to as conflict minerals, which originate in the Democratic Republic of Congo or adjoining countries. The final rules impose diligence and disclosure obligations with respect to these conflict minerals, which are defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. These new requirements have required us to undertake due diligence efforts since the 2013 calendar year, with annual disclosure requirements each May 31 of the following year. Our supply chain is complex and we may incur significant costs to determine the source and custody of any conflict minerals in order to comply with these disclosure requirements, including costs associated with canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, technology or equipment, or if we are unable to certify that our products are “conflict-free.” Compliance with these regulatory requirements may also affect the sourcing, price and availability of some minerals necessary to the manufacture of our products.

We may be subject to impacts related to legislative, regulatory and economic responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk. Increased public awareness and concern has resulted in more federal, state and local requirements to reduce or mitigate the effects of greenhouse gases. Thus, there is a risk that our Distributed Generation operations, or other businesses could be subject to regulation under climate change laws at the federal, state or local level in the future, and that any such regulation could be difficult and costly to our business and adversely affect our results of operations.

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

Our common stock has been listed and traded on the New York Stock Exchange since August 28, 2013. The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. The stock market in general, and the market for small cap companies and energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:

•	our ability to generate growing and profitable operations;

•	the effects of economic, financial and market conditions on our business and revenues, especially the effects of the recent challenging and uncertain economic and financial market conditions and inconsistent capital and credit markets, including their effects on our markets, and the volatility and on the demand for our products, services and technologies;

•	actual or anticipated fluctuations in our results of operations or those of our competitors, or in other companies that investors consider comparisons to ours;

•	announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders, including replacing, sustaining and growing revenues from new customers;

•	the introduction of new products and services by us or by our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors about the success or status of business;

•	our ability to develop new relationships and to maintain and enhance existing relationships with customers and strategic partners;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	potential favorable or unfavorable regulatory and legislative impacts, including provisions and spending which may or may not be included in federal economic stimulus legislation;

•	changes in any revenue or earnings guidance or future goals or targets we may from time to time provide, and changes in the amount or timing of our new business announcements and of our revenue backlog;

•	our financing and capital raising activities;

•	recommendations by securities analysts and their revenue and earnings estimates, including changes thereto;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of smaller issuers like us;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	purchases or sales of our common stock by our directors, executive officers and significant stockholders;

•	the impact and outcome of existing and future litigation actions, claims or proceedings or regulatory action, such as the class action lawsuit;

•	general economic, business and market conditions and fluctuations in equity markets; and

•	other external factor or other disasters or crisis.

Many of these factors are beyond our control. The occurrence of any one or more of these factors could cause the market price of our common stock to increase or decrease significantly, regardless of our operating performance.

In addition, broad fluctuations in price and volume may be unrelated or disproportionate to operating performance. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We are currently involved with, and in future may become exposed to more of, this type of class action litigation. Securities litigation is often expensive to defend or settle and could divert management’s attention and operational resources, which could have a material adverse effect on our business, even if we ultimately prevail in the litigation.

We may issue a substantial number of shares of our common stock in the future, and stockholders may be adversely affected by the issuance of those shares.

From time to time in the future we may raise additional capital by issuing shares of our common stock or securities convertible into shares of our common stock, which would increase the number of shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We filed two shelf registration statements in 2013 which allow us to issue up to $70 million in any combination of common stock, preferred stock, warrants and units in offerings for cash, less the amount we raised in our 2013 public offering, and in connection with acquisitions to issue up to 2.5 million shares of common stock, less shares we have issued under that shelf registration statement in acquisitions. Shares issued under either shelf registration statement would be freely tradable upon issuance. In addition, from time to time we may issue shares of our common stock or securities convertible into common stock pursuant to exemptions under the Securities Act registration requirements that we register for resale.

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

None.

Item 2.	Properties

We own our corporate headquarters and principal executive and operating offices, including the land and building, which are located in Wake Forest, North Carolina. The building consists of approximately 31,000 square feet and sits on approximately 2.65 acres of land. We also own an 11,770 square foot pre-engineered steel building, which sits on approximately 16.65 acres of land, in Randleman, North Carolina that we use for fabrication activities. These properties are subject to deeds of trust granted under our credit facility, as described in the notes to our consolidated financial statements included elsewhere in this report.

In addition, we lease 24 facilities located in North Carolina, South Carolina, Georgia, Florida, Oklahoma, Connecticut, Pennsylvania, Massachusetts and Maryland. The facilities, which consist of approximately 148,000 square feet in the aggregate, are used primarily as offices but also for operations. The leases on these facilities have an aggregate monthly rental obligation of approximately $146,000 and expire at various dates through 2020.

We believe our facilities are suitable and adequate to meet our current needs, although our anticipated growth may require us to obtain additional space in the future. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. On October 10, 2014, these lawsuits were consolidated in the United States District Court for the Eastern District of North Carolina, and a lead plaintiff was appointed. A consolidated amended complaint was filed on December 29, 2014, purportedly on behalf of all persons or entities that purchased our common stock during a purported class period from August 8, 2013 through May 7, 2014. The action alleges that certain statements made by the defendants during the applicable class period violated federal securities laws. The amount of damages has not been specified, and no determination has been made on the status of the lawsuits proposed as class actions. We filed a motion to dismiss the lawsuit on February 26, 2015. The plaintiff is expected to file its response to our motion to dismiss, to which we will file a reply, before the court rules on our motion to dismiss. We cannot provide any assurance on the timing or the outcome of a court ruling on our motion to dismiss.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount. On November 26, 2014, based on mutual agreement of the parties to the lawsuit, the court ordered that proceedings under the complaint be stayed until resolution of the class action litigation.

While we believe that we have substantial legal and factual defenses to the claims in the class action and we are pursuing these defenses vigorously the outcome of this litigation is difficult to predict and quantify, and the defense against such claims could be costly. In addition, we have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we will be successful in our defense of the securities class action, and there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the securities class action and the claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

While the company is only a nominal defendant in the shareholder derivative litigation, it could be obligated to indemnify and/or to pay an advancement of fees and costs incurred by our officers and directors in their defense of the litigation.

Any such payments or settlement arrangements in these current lawsuits or related litigation or proceedings could be significant and have a material adverse effect on our business, financial condition, results of operations, or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of the outcome of these claims, defending the litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

From time to time, we are also involved in a variety of other claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract, professional liability and other matters.

For further information about material pending legal proceedings, see Note 12, “Commitments and Contingencies” of the notes to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

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

Fiscal Year 2014 Quarters Ended:	High	Low
March 31	$27.44	$16.09
June 30	24.20	6.41
September 30	12.19	8.32
December 31	11.75	8.17

Fiscal Year 2013 Quarters Ended:	High	Low
March 31	$12.74	$7.83
June 30	16.15	11.39
September 30	18.83	13.64
December 31	20.57	15.34

On March 2, 2015, the last sale price of our common stock as reported on the New York Stock Exchange was $11.15.

Stockholders

As of March 2, 2015, there were 140 stockholders of record of our common stock. Such number of record stockholders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms and other institutions on their behalf.

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

Issuer Purchases of Equity Securities

On November 1, 2011, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $5.0 million in shares of our common stock for 24 months. On December 3, 2012, our Board of Directors authorized an increase in the stock repurchase program to provide for the repurchase of up to an additional $5.0 million in shares of our common stock and extended the program through December 2014. Repurchases of shares could be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased were determined in the discretion of our management based on its evaluation of market conditions and other factors.

During the three months ended December 31, 2014, we did not repurchase any shares of our common stock under our stock repurchase program. As of December 31, 2014, we were not authorized to purchase any shares of our common stock under our previous stock repurchase program, which expired in December 2014.

Item 6.	Selected Financial Data

The selected consolidated financial data in the following tables have been derived from our audited consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements and the related notes thereto included beginning on page F-1 of this report. The consolidated statements of income data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements and the related notes thereto not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected from our future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included beginning on page F-1 of this report.

Consolidated Statements of	Year Ended December 31,
Operations Data:	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$256,657	$270,234	$162,039	$130,015	$96,209
Cost of sales (excluding depreciation and amortization)	192,088	198,651	110,953	89,321	60,605

Gross profit	64,569	71,583	51,086	40,694	35,604

Operating expenses:
General and administrative	56,419	47,071	36,201	33,652	28,262
Selling, marketing and service	8,890	7,381	5,560	4,651	5,104
Depreciation and amortization	8,902	7,287	4,780	3,423	2,641
Restructuring charges	427	1,205	2,675	—	—

Total operating expenses	74,638	62,944	49,216	41,726	36,007

Operating income (loss)	(10,069)	8,639	1,870	(1,032)	(403)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	1,439	21,873	—
Equity income	—	—	—	1,559	3,182
Management fees	—	—	—	282	583
Interest income and other income	215	81	88	98	99
Interest expense	(1,236)	(817)	(449)	(575)	(619)

Income (loss) before income taxes	(11,090)	7,903	2,948	22,205	2,842
Income tax expense (benefit)	(4,098)	3,672	850	3,134	1,130

Income (loss) from continuing operations	(6,992)	4,231	2,098	19,071	1,712
Income from discontinued operations (1)	—	—	78	4,133	1,597

Net income (loss)	(6,992)	4,231	2,176	23,204	3,309
Net (income) loss attributable to noncontrolling interest	—	181	902	846	153

Net income (loss) attributable to
PowerSecure International, Inc.	$(6,992)	$4,412	$3,078	$24,050	$3,462

(1)	During fiscal 2011, our Board of Directors approved a plan to exit our PowerPackages business and the majority of its assets and liabilities were liquidated and its operations ceased in 2011. During fiscal 2010, our Board of Directors approved a plan to sell our Southern Flow business and all of its assets and operations were sold effective January 1, 2011. The operations of PowerPackages and Southern Flow have been classified as discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2013 have been reclassified to conform to fiscal 2013 presentation. Such reclassifications had no impact on our net income or stockholders’ equity.

Consolidated Statements of	Year Ended December 31,
Operations Data (continued):	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Per Share Data:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$0.22	$0.16	$1.05	$0.10
Income from discontinued operations	—	—	—	0.22	0.09

Basic earnings (loss) per common share	$(0.31)	$0.22	$0.16	$1.27	$0.19

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$0.22	$0.16	$1.04	$0.10
Income from discontinued operations	—	—	—	0.22	0.09

Diluted earnings (loss) per common share	$(0.31)	$0.22	$0.16	$1.26	$0.19

Weighted average common shares outstanding:
Basic	22,263	19,837	18,681	18,877	18,133

Diluted	22,263	20,160	18,818	19,139	18,603

	Year Ended December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Cash and cash equivalents	$33,775	$50,915	$19,122	$24,606	$8,202
Working capital	70,837	105,103	59,242	69,381	54,514
Total assets	265,217	255,491	159,147	142,575	120,529
Long-term capital lease obligations	—	986	1,921	2,807	3,647
Revolving line of credit and long-term debt	17,832	21,563	2,080	—	5,000
Total stockholders’ equity	156,369	159,587	110,999	112,462	87,244

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, and of our consolidated financial condition as of December 31, 2014 and 2013, should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

We provide products and services through three operating segments: our Distributed Generation segment, our Utility Infrastructure segment, and our Energy Efficiency segment. These three operating segments constitute our major product and services offerings, each of which are focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Each of our three operating segments also represents a reporting segment.

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

In 2011, we divested the non-core business operations of our previous Oil and Gas Services segment, which has ceased operations.

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their commercial and industrial customers with environmentally friendly power to augment their core power requirements.

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

In 2014, 83.5% of our Distributed Generation systems revenues consisted of customer-owned system sales, and 16.5% of our Distributed Generation systems revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Our PowerSecure Solar team provides us with the ability to deliver solar energy systems through our Distributed Generation solutions platform. These solar energy systems are sold under the project-based, customer-owned model. In 2014, our solar Distributed Generation business significantly expanded under a major award from one of the largest investor-owned utilities in the U.S. to provide two utility-scale solar installations that will generate approximately $120 million in revenues fairly evenly split over 2015 and 2016, subject to project and operational changes.

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

Through our Encari, UtilityEngineering and PowerServices teams, we serve the engineering and consulting needs of our utility clients, broadening our offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering relating to virtually every element of their transmission and distribution systems, substations and renewable energy facilities. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations and power supply contracts and negotiations. Our Encari business provides cybersecurity consulting and compliance services to the utility industry, helping large IOUs, municipalities and cooperative utilities assess, improve and maintain their compliance with the NERC’s CIP Reliability Standards.

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

Energy Efficiency

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary Energy Efficiency product and service offerings: light emitting diode, or LED, lighting fixtures and lamps, and energy efficiency upgrades for ESCO customers, and large retailers. Our LED lighting solutions are primarily focused on the utility, commercial and industrial markets, while our energy efficiency solutions are primarily focused on serving the ESCO and retail channels. We have begun including our Distributed Generation products and services in our Energy Efficiency Services solutions. In the future, we also plan to bring our LED lighting solutions to our ESCO and retail customer base. In both of our Energy Efficiency product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Our LED lighting products include our PowerSecure Lighting, Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we recently realigned and consolidated these operations into PowerSecure Lighting, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our Energy Efficiency Services business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to ESCOs, which deliver these energy efficiency solutions to commercial, industrial and institutional facilities. On September 2, 2014, we acquired the electrical contracting business of Apex Controls, Inc. The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy Efficiency Services solutions to large retailers.

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

The primary client base for our Energy Efficiency Services business consists of large, publicly-traded ESCOs. Through our relationships with these ESCOs, we provide facility upgrades for public sector customers, including federal, state and local government agencies and educational institutions. As ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger retail, commercial and industrial clients for which we provide our products and services directly, when an ESCO is not involved in the customer relationship.

We focus on deploying solutions to improve the energy efficiency of large facilities, including reducing energy-related expenditures, and the impact of energy use on operations and the environment. This helps the ESCO’s customers save money, improve facilities and meet energy efficiency goals and mandates. Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, and renewable energy project development and implementation. We provide energy solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, universities and large government sites. We plan to continue to offer our Distributed Generation and LED lighting products as part of these solutions.

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

The majority of our LED lights are sold as retrofits for existing traditional lighting, and to a lesser extent for new construction lighting installations. Additionally, historically the majority of our lights have been sold by us directly to our customers, although we also have distributor relationships that serve certain product lines and are becoming an increasing part of our sales channels. Occasionally we provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, utilities, department stores, and large commercial and industrial customers. These customers typically install LED lighting across numerous locations over a diverse geographic scope. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our LED lighting products with a greater portion of our sales driven through distributorship channels.

Our Energy Efficiency Services business revenues are generated through a full range of turn-key services we provide to ESCOs and retailers. We apply our engineering expertise to analyze each facility’s energy consumption and operational needs, and develop customized energy efficiency and renewable energy solutions to optimize that facility’s return on investment. We provide complete turn-key implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation. We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives. Our extensive knowledge of energy solutions and their results in numerous environments enables us to apply some of the most appropriate, effective and proven technologies available in the marketplace.

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our current and future operating results, include the following:

•	A significant amount of our Distributed Generation, Utility Infrastructure, and Energy Efficiency segment revenue involves large product and service orders. Our revenue and profit in any particular period is significantly influenced by the sales commitments for projects that we receive in periods which precede the reporting period and then are completed and recognized in the reporting period. Accordingly, as we plan our business and evaluate our results, particularly in the short-term, we are focused on the revenue we expect to recognize from projects we have in our near-term revenue backlog, which includes project awards and orders we have received but have not yet completed and recognized. Additionally, with regard to our medium and longer term results, we focus on revenue opportunities in our sales pipeline, which includes revenue from projects that we are in discussion with customers about but have not been awarded.

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

•	We generally evaluate our Distributed Generation revenues on a project-by-project basis to determine if we are pricing and delivering our products and services profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. We generally evaluate our Energy Efficiency revenues on a product-by-product basis and a customer-by-customer basis to determine if our products are profitable and customer pricing and service delivery is effective, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. Finally, we generally evaluate our Utility Infrastructure revenues on a customer-by-customer basis and a project-by-project basis to determine if our services are being priced and executed profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth.

•	We believe that increasing the amount of Distributed Generation solutions we deliver under a recurring revenue model will increase our margins and increase the predictability of our results over time, although not necessarily in the near-term. We believe that achieving increasingly predictable results, in turn, will increase shareholder value over the long-term. Since our business strategy includes increasing the amount of revenue we generate from recurring revenue contracts, we actively evaluate the progress we are making in this area. In addition, recurring revenue projects generally require us to invest capital at the beginning of the contract term to manufacture and install equipment. These capital expenditures can be significant, and we actively evaluate expectations as to the timing and amount of capital expenditure investments we will make for these recurring revenue projects in the context of our overall revenue and profit expectations, cash and debt position, lender covenants, and other financing constraints. This evaluation includes expectations for capital investments in our revenue backlog as well as our revenue pipeline.

•	The growth of our business is dependent on the continued expansion and development of our customer base, our utility relationships, and our new products and services. For this reason, we actively evaluate our sales activity and productivity, revenue pipeline, and new business awards for progress in the growth and development of our customer base. We also actively evaluate the new products and services we are developing for new and existing customers to determine their market opportunity, rate of acceptance, and financial potential.

•	We actively evaluate our costs, including staffing, machinery and equipment, facilities, productivity, and other overhead, and trends in these costs, in conjunction with our revenue expectations and business opportunities to ensure that we have the right infrastructure in place to maximize our long-term revenue and profit opportunities, while balancing the need to deliver near-term profits.

•	We actively evaluate and plan our working capital needs, and the impact of these needs on our cash and debt position. The primary areas that require significant working capital are inventory and labor, which tends to be high at the beginning of a project, and at the start of a large order, and receivables, which tend to increase at the end of a project, and at the end of a large order.

•	We actively evaluate and plan for our expected revenue and profit results, including the revenue and profit results from our Distributed Generation, Utility Infrastructure and Energy Efficiency solutions.

Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results

Our revenues, expenses, margins, net income, cash flow, cash, working capital, capital expenditures, debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic, business and financial conditions, including the negative impact that continuing weak and uncertain economic and financial market conditions and inconsistent capital and credit markets, or their deterioration, could have on our business operations, our revenues and our ability to operate and grow profitably, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to execute on our customer orders efficiently and profitably, to generate customer satisfaction, enhanced operating income and future additional business, especially with respect to significant awards such as the recent large solar projects;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of our Energy Efficiency Services business, Encari and the Mission Critical Energy Services business;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues on a profitable basis, including maintaining and improving our pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and arrangements we have established to source these products and components from vendors in Asia;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure products and services;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs as well as the impact of future reductions in solar tax credits and incentives;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings, including the recent securities class action.

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

Recent Developments

In October 2014, we acquired the Mission Critical Energy Services business and certain related assets of Power Design, Inc., a Florida corporation, referred to as PDI, pursuant to an Asset Purchase and Sale Agreement, between PDI, as seller, and PowerSecure, Inc., as purchaser. The purchase price paid for the acquired business and assets was $13.0 million in cash plus an additional earn-out cash payment of up to $2.0 million depending on the amount of firm backlog we obtain after the closing. The acquired business provides full turn-key electrical infrastructure design, implementation and commissioning service to data center owners. We had previously provided our data center solutions as a supplier to PDI. We anticipate that the acquisition will provide us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities. We owe $1.0 million of that earn-out as of the date of this report, based on the new backlog we have obtained from the Mission Critical Energy Services business since the closing, and we believe that we will pay the remainder of the earn-out in the future as the result of additional backlog that business is expected to generate.

In September 2014, we acquired the electrical contracting business of Apex Controls, Inc., a Georgia corporation, referred to as Apex. The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency services directly to retailers. Apex is a company primarily owned and managed by Jonathan Hinton, the son of Sidney Hinton, our President and Chief Executive Officer. The transaction was evaluated and approved by the Audit Committee of our Board of Directors. The purchase price for the acquisition was $0.75 million in cash, plus potential additional earn-out consideration of up to $0.5 million in cash if the gross profits generated from the acquired business in 2015 and 2016 exceed certain targeted thresholds.

In July 2014, we received approximately $120 million of new Distributed Generation utility-scale solar project business awards, including a major award from one of the largest investor-owned utilities in the U.S., to provide two utility-scale solar installations. We expect to recognize approximately one-half of the revenue from the two major solar projects in 2015, and the remainder in 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. This is driven by the fact that the cost of the panels is a significant portion of our overall cost of the project, and an element for which we receive very little gross margin. As a result, we expect that these projects will be dilutive to our consolidated gross margins, while being accretive to our net income and earnings per share.

In June 2014, we successfully modified the service arrangement with one of our major utility customers to improve the terms of our ongoing service. The modifications included adjustments to pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work allocated to us, these changes are expected to restore the profitability of the work provided by us for this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer in the future. The favorable effects of the modified terms, however, were not fully realized in 2014 due to transitional matters, and we expect continued improvements from this customer relationship over upcoming periods.

In the first quarter 2014, we substantially completed our 2013 restructuring and realignment program that was designed to integrate and streamline our operations and product offerings primarily within our Energy Efficiency product area. These activities, which occurred during the fourth quarter of 2013 and the first quarter 2014, included eliminating certain duplicative facilities, re-sourcing from certain of our energy efficiency suppliers, reducing the number of our Energy Efficiency product offerings, and streamlining our overall organization. These restructuring and realignment actions resulted in a charge of $0.7 million in the first quarter 2014, of which $0.3 million was included in our cost of sales and a charge of $4.9 million in 2013, of which $3.7 million was included in our cost of sales.

Financial Results Highlights

Our consolidated revenues in 2014 were $256.7 million, a decrease of $13.6 million, or 5.0%, compared to our consolidated revenues during 2013. The drivers of this year-over-year revenue decrease included an $11.5 million, or 10.3%, reduction in Distributed Generation segment revenues, and an $8.5 million, or 7.6%, reduction in Utility Infrastructure segment revenues. These revenue decreases were partially offset by a $7.0 million, or 14.9%, increase in Energy Efficiency segment revenues.

The reduction in our Distributed Generation segment revenues in 2014 was primarily a result of a reduction in traditional turn-key Distributed Generation project sales due to a slower conversion rate of larger sales pipeline opportunities to contract awards, partially offset by an increase in solar Distributed Generation project sales.

The decrease in our UtilityServices revenue in 2014 was primarily due to us being more selective in our new business development activity in early 2014, which negatively impacted year-over-year revenues, as we focused our efforts on improving efficiencies and productivity in our UtilityServices operations. In addition, our UtilityServices revenues were negatively impacted by the effects of unfavorable service arrangements and work assignments from a large utility customer during 2014.

The increase in our Energy Efficiency revenues during 2014 included a $8.7 million increase in revenues from our LED lighting products due to the enhanced and broader marketing efforts under our reorganized LED lighting operations, partially offset by a $1.7 million decrease in revenues from energy efficiency services that mostly reflects transitional acquisition issues and new business lead times resulting from the 2013 acquisition of our Energy Efficiency Services business affecting the year-over-year comparison. We provide our energy efficiency services as a subcontractor to ESCOs through the Energy Efficiency Services business we acquired in early 2013, and throughout 2013 we realized substantial revenue from project completions from acquired backlog, while new Energy Efficiency Services work in 2014 and beyond is based on newly created orders with normal sales lead times.

Our 2014 gross margin as a percentage of revenue decreased to 25.2%, compared to 26.5% in 2013, on a consolidated basis. This year-over-year gross profit margin decrease was driven primarily by the continuing effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, due to unfavorable pricing and service assignments with one of our major utility customers, as well as lower revenues and less efficient utilization of personnel and equipment. The unfavorable terms in our contract with the major utility customer caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 10.8% for 2014, and our overall Utility Infrastructure segment gross profit margin to 14.5%. This compares to 19.5% Utility Infrastructure segment gross profit margin in 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include positive adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements both to the arrangements and our efficiencies, and the new mix of work allocated to us, we believe these changes will enhance the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer.

Distributed Generation segment gross profit margins were 31.4% in 2014 compared to 36.9% in 2013, due to differences in the mix of projects period-to-period. During 2014, our solar Distributed Generation revenues represented a higher percentage of the total Distributed Generation segment revenue compared to 2013 and our solar Distributed Generation revenues yield a significantly lower gross profit margin compared to our traditional Distributed Generation revenues.

Energy Efficiency segment gross profit margins were 33.7% in 2014 compared to 18.4% in 2013, driven by an increase in the gross profit margin of our LED products, due to our restructuring efforts in this area and the elimination of inefficient or unnecessary operations and resources, as well as an increase in the gross profit margin of our Energy Efficiency Services business due to the mix of projects in 2014 compared to 2013. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects performed in each period.

Our operating expenses during 2014 increased by $11.7 million, or 18.6%, compared to our operating expenses during 2013. The year-over-year increase in operating expenses was largely due to increases in general and administrative, selling and depreciation and amortization expenses, including increases in personnel, employee benefits and insurance, stock compensation expense, professional fees, and depreciation and amortization from capital expenditures driven by our investments in company-owned Distributed Generation systems and Utility Infrastructure equipment, as well as acquisition related intangibles.

Our consolidated operating loss for 2014 was ($10.1) million compared to operating income of $8.6 million for 2013. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment operating income (loss):
Distributed Generation	$8,258	$20,396	$(12,138)	(59.5)%
Utility Infrastructure	(1,141)	6,602	(7,743)	(117.3)%
Energy Efficiency	3,671	(4,930)	8,601	174.5%
Corporate and other unallocated costs	(20,857)	(13,429)	(7,428)	55.3%

Total	$(10,069)	$8,639	$(18,708)	(216.6)%

Our consolidated net loss attributable to PowerSecure International, Inc. shareholders for 2014 was ($7.0) million, or ($0.31) per diluted share, which includes $0.7 million of restructuring charges, compared to net income attributable to PowerSecure International, Inc. shareholders of $4.4 million, or $0.22 per diluted share, for 2013, which includes $4.9 million of restructuring charges, of which $3.7 million was included in cost of sales. This net loss is the combined result of the year-over-year reduction in revenues, the reduction in gross margins and the increase in operating expenses, discussed above.

As discussed above under “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”, our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2014, will be indicative of our future results.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after December 31, 2014 is $368 million. This backlog number includes revenue related to the new business awards in our press releases issued December 2, 2014, December 16, 2014, January 5, 2015, January 27, 2015 and February 23, 2015. This backlog figure compares to the revenue backlog of $360 million announced in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 5, 2014, which represented revenue expected to be recognized after September 30, 2014.

Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog expected to be recognized after

December 31, 2014

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$183 million	1Q15 through 3Q15
Project-based Revenue — Long term	$119 million	4Q15 through 2016
Recurring Revenue	$66 million	1Q15 through 2020

Revenue Backlog expected to be recognized after December 31, 2014	$368 million

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

These three reportable segments, described in greater detail below, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have increased in scale and become more distinctly organized and managed under these three groupings. In addition, our chief operating decision maker, who is our Chief Executive Officer, has begun reviewing results and managing and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the years ended December 31, 2013 and 2012 have been reclassified to conform to our current presentation.

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

Energy Efficiency

We deliver Energy Efficiency products and services to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency segment: LED lighting fixtures and lamps, and energy efficiency upgrades for our ESCO customers. Our LED lighting products are primarily focused on the utility, commercial and industrial, and retail markets, while our Energy Efficiency Services solutions are focused on serving the ESCO and retail customer base. In the future, we plan to bring our LED lighting products to our Energy Efficiency Services customer base. In both of our Energy Efficiency segment product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2014 compared to 2013 and for 2013 compared to 2012 are entirely attributable to our Distributed Generation, Utility Infrastructure and Energy Efficiency reporting segments, unless otherwise indicated. Amounts shown as “Corporate and other” in the tables that follow represent costs and other income and expense amounts that are not allocated to our segments for financial reporting purposes. In addition, certain revenues and cost of sales are included in multiple segments for purposes of evaluation of the stand-alone results of the reporting segments. These revenues and cost of sales are eliminated in “Intersegment Eliminations”, where applicable, in the tables below. Finally, segment revenues, gross profit, and costs and expenses for 2013 and 2012 have been reclassified to conform to our current presentation of reportable segment activity in the tables below.

2014 Compared to 2013

Revenues

Our consolidated revenues are generated entirely by sales and services provided by our reporting segments, including Distributed Generation, Utility Infrastructure, and Energy Efficiency. Intersegment revenues, if any, are eliminated from total segment revenues as reflected in the tables below. The following table summarizes our revenues, including intersegment revenues, by these segments for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment Revenues:
Distributed Generation	$100,017	$111,536	$(11,519)	(10.3)%
Utility Infrastructure	103,204	111,654	(8,450)	(7.6)%
Energy Efficiency	54,038	47,044	6,994	14.9%
Intersegment Eliminations	(602)	—	(602)	n/m

Total	$256,657	$270,234	$(13,577)	(5.0)%

Our consolidated revenues in 2014 of $256.7 million decreased $13.6 million, or 5.0%, compared to 2013, due to a reduction in revenues from our Distributed Generation and Utility Infrastructure reporting segments, partially offset by an increase in our Energy Efficiency reporting segment.

Our revenues are significantly affected by the number, size and timing of our Distributed Generation, Utility Infrastructure and Energy Efficiency projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned Distributed Generation recurring revenue projects. Our sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The decrease in our revenues in 2014 over 2013 consisted of an $11.5 million, or 10.3%, reduction in revenues from our Distributed Generation segment and an $8.5 million, or 7.6%, decrease from our Utility Infrastructure segments. These revenue decreases were partially offset by a $7.0 million, or 14.9%, increase in revenues from our Energy Efficiency segment. The year-over-year decrease in our Distributed Generation segment revenues was primarily driven by a reduction in our traditional customer-owned turn-key project sales due to a slower conversion rate of sales pipeline opportunities to contract awards, partially offset by an increase in solar Distributed Generation project sales.

The decrease in our Utility Infrastructure revenue was primarily due to us being more selective in our new business development activity in early 2014, which negatively impacted year-over-year revenues, as we focused on improving efficiencies and productivity in our UtilityServices operations. In addition, our UtilityServices revenues were impacted by the ongoing effects of unfavorable service arrangements and work assignments from a large utility customer early during 2014. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. The favorable effects of the modified terms, however, were not fully realized in 2014 due to transitional matters, and we expect continued improvements from this customer relationship in 2015.

The year-over-year increase in our Energy Efficiency segment revenues in 2014 compared 2013 included an $8.7 million increase in revenues from our LED lighting products and services due to the enhanced and broader marketing efforts under our reorganized LED lighting operation. This LED lighting revenue increase was partially offset by a $1.7 million decrease in revenues from energy efficiency services that mostly reflects transitional acquisition issues and new business lead times affecting the year-over-year comparison. We provide our energy efficiency solutions as a subcontractor to ESCOs through the Energy Efficiency Services business we acquired in early 2013, and throughout 2013 we realized substantial revenue from project completions from acquired backlog, while new Energy Efficiency Services work in 2014 and beyond is based on newly created orders after normal sales lead times.

Our future revenues will also depend on the vitality of the domestic economy, the health of the credit markets and the continuing levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders, to expand our markets and product and service lines, and to convert our sales pipeline into contract awards, and to realize the growth opportunities provided by our recent acquisitions and any future acquisitions. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future PowerSecure-owned Distributed Generation recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay or defer large sales orders, depending on their business requirements and capital budgets.

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales by reporting segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$68,648	$70,354	$(1,706)	(2.4)%
Utility Infrastructure	88,199	89,908	(1,709)	(1.9)%
Energy Efficiency	35,843	38,389	(2,546)	(6.6)%
Intersegment Eliminations	(602)	—	(602)	n/m

Total	$192,088	$198,651	$(6,563)	(3.3)%

Segment Gross Profit:
Distributed Generation	$31,369	$41,182	$(9,813)	(23.8)%
Utility Infrastructure	15,005	21,746	(6,741)	(31.0)%
Energy Efficiency	18,195	8,655	9,540	110.2%

Total	$64,569	$71,583	$(7,014)	(9.8)%

Segment Gross Profit Margins:
Distributed Generation	31.4%	36.9%
Utility Infrastructure	14.5%	19.5%
Energy Efficiency	33.7%	18.4%
Total	25.2%	26.5%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring in connection with our 2013 restructuring and realignment actions which carried over into 2014. Intersegment cost of sales from intersegment revenues are eliminated from total cost of sales. The 3.3% decrease in our consolidated cost of sales and services for 2014 compared to 2013 was driven by the decrease in costs associated with the 5.0% decrease in sales, as well as the effects of the $3.7 million write-down of Energy Efficiency segment inventory in 2013 in connection with our 2013 restructuring and realignment actions that is included in our 2013 cost of sales compared to the $0.3 million inventory write-down in 2014, and other factors discussed below leading to the reduction in our gross profit margin.

Our consolidated gross profit decreased $7.0 million, or 9.8%, in 2014 compared to 2013. As a percentage of revenue, our consolidated gross margin in 2014 was 25.2%, a decrease of 1.3 percentage point compared to 2013. This year-over-year gross profit margin decrease was driven primarily by the effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, driven by lower-than-expected revenues, and unfavorable pricing and service assignments with one of our major utility customers, especially during the first six months of 2014. These unfavorable terms caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 10.8% for 2014, and our overall Utility Infrastructure segment gross profit margin to 14.5%. This compares to 19.5% Utility Infrastructure segment gross profit margin in 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include positive adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Based on these improvements, and the new mix of work expected to be allocated to us, we believe these changes will restore the profitability of the work provided by us to this utility and provide a solid platform for us to continue serving, and potentially expanding, our work for the customer.

Our Distributed Generation segment gross profit margins were 31.4% in 2014 compared to 36.9% in 2013, due to differences in the mix of projects period-to-period. During 2014, our solar Distributed Generation revenues represented a higher percentage of the total Distributed Generation segment revenue compared to 2013 and our solar Distributed Generation revenues yield a lower gross profit margin compared to our traditional Distributed Generation revenues.

Our Energy Efficiency segment gross profit margin was 33.7% in 2014 compared to 18.4% in 2013. The year-over-year gross profit margin increase in our Energy Efficiency segment gross profit margins was due to increases in our Energy Efficiency Services margins and our LED product margins due to the favorable effects of our acquisition of Solais in the second quarter 2013 and our 2013 restructuring and realignment program which utilized this acquisition to improve our manufacturing and sourcing processes and lower our cost of sales.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency reporting segments. The gross profit margin we realize in each of our reporting segments largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual product lines within those segments, affect our consolidated gross profit margin results.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	our ability to continue to improve and realize the financial benefits of operational efficiencies in our Utility Infrastructure segment, in particular our UtilityServices area, including increasing our revenue and improving the productivity of our personnel and equipment as well as managing our labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency segments, and products and services within these segments, which have different gross profit margins, and certain types of projects within each segment, such as lower margin utility-scale solar projects in our Distributed Generation segment;

•	the impact of our recently announced utility-scale solar projects that we expect will deliver $120 million of revenues at significantly lower gross margins primarily during 2015 and 2016;

•	our ability to execute on our customer orders efficiently and with operational excellence, to generate customer satisfaction, profitability and future additional business, especially with respect to significant awards such as the recent utility-scale solar projects;

•	our ability to benefit from economies of scale, including the realignment of our Energy Efficiency segment and our efforts to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	the costs to maintain and operate Distributed Generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross profit margin increases from our operations that have lower gross profit margin profiles, such as PowerSecure Solar;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described above under “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”.

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”. Accordingly, there is no assurance that our future gross profit and gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference

	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$56,419	$47,071	$9,348	19.9%
Selling, marketing and service	8,890	7,381	1,509	20.4%
Depreciation and amortization	8,902	7,287	1,615	22.2%
Restructuring charges	427	1,205	(778)	(64.6)%

Total	$74,638	$62,944	$11,694	18.6%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Distributed Generation:
General and administrative	$15,434	$13,733	$1,701	12.4%
Selling, marketing and service	4,240	4,293	(53)	(1.2)%
Depreciation and amortization	3,437	2,760	677	24.5%
Restructuring charges	—	—	—	n/m

Total Distributed Generation operating expenses	$23,111	$20,786	$2,325	11.2%

Utility Infrastructure:
General and administrative	$11,255	$10,901	$354	3.2%
Selling, marketing and service	1,445	1,585	(140)	(8.8)%
Depreciation and amortization	3,446	2,658	788	29.6%
Restructuring charges	—	—	—	n/m

Total Utility Infrastructure operating expenses	$16,146	$15,144	$1,002	6.6%

Energy Efficiency:
General and administrative	$10,543	$9,674	$869	9.0%
Selling, marketing and service	2,197	1,369	828	60.5%
Depreciation and amortization	1,357	1,337	20	1.5%
Restructuring charges	427	1,205	(778)	(64.6)%

Total Energy Efficiency operating expenses	$14,524	$13,585	$939	6.9%

Corporate and other:
General and administrative	$19,187	$12,763	$6,424	50.3%
Selling, marketing and service	1,008	134	874	652.2%
Depreciation and amortization	662	532	130	24.4%

Total corporate and other unallocated costs	$20,857	$13,429	$7,428	55.3%

Total consolidated operating expenses	$74,638	$62,944	$11,694	18.6%

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

Our operating expenses, excluding the 2014 and 2013 restructuring charges, as a percentage of our revenues increased by 6.1 percentage points in 2014 compared to 2013. This increase reflects operating inefficiencies we experienced in 2014 due to declining revenue during the period. We expect over the long term that our operating expenses will decrease as a percentage of revenue due to our expected revenue growth as we leverage our cost structure. Of course, these expectations are dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions, and may fluctuate as a percentage of revenues in 2015 and future periods.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate and other administrative costs. The overall $9.3 million, or 19.9%, increase in our consolidated general and administrative expenses in 2014, as compared to 2013, was due primarily to an increase in personnel, employee benefits and insurance, stock compensation, travel, professional fees and consulting, rent and other expenses to support our investments in new business opportunities and expected future growth. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference

	2014	2013	$	%
Consolidated General and Administrative Expense:
Personnel costs	$32,150	$27,594	$4,556	16.5%
Vehicle lease and rental	3,085	3,026	59	1.9%
Insurance	2,770	1,402	1,368	97.6%
Rent-office and equipment	1,685	1,448	237	16.4%
Professional fees and consulting	2,158	857	1,301	151.8%
Travel	2,408	2,314	94	4.1%
Telephone	908	940	(32)	(3.4)%
Meals and entertainment	874	855	19	2.2%
Utilities	343	346	(3)	(0.9)%
Other	3,167	2,434	733	30.1%
Corporate costs	6,871	5,855	1,016	17.4%

Total	$56,419	$47,071	$9,348	19.9%

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference

	2014	2013	$	%
Segment General and Administrative Expense:
Distributed Generation	$15,434	$13,733	$1,701	12.4%
Utility Infrastructure	11,255	10,901	354	3.2%
Energy Efficiency	10,543	9,674	869	9.0%
Corporate and other unallocated costs	19,187	12,763	6,424	50.3%

Total	$56,419	$47,071	$9,348	19.9%

The 12.4% increase in our 2014 Distributed Generation segment general and administrative expense compared to 2013 was due to increases in personnel costs. The 3.2% increase in our 2014 Utility Infrastructure segment general and administrative expense compared to 2013 was due to increases in personnel, insurance, rent, and vehicle lease and rental costs. The 9.0% increase in our 2014 Energy Efficiency segment general and administrative expense compared to 2013was due to the incremental costs related to our Solais and Energy Efficiency Services business acquisitions, which occurred in April and February 2013, respectively, partially offset by reductions in personnel and overhead savings from our recent restructuring of our LED operations. The increase in our unallocated corporate and other general and administrative expenses during 2014 as compared to 2013 was due primarily to an increase in unallocated personnel costs, insurance, stock compensation expense and legal costs. We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in 2015 and in future periods.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 20.4% increase in consolidated selling, marketing and service expenses in 2014, as compared to 2013, was due to increases in salaries, commissions, travel, and advertising and promotion, driven by the recent increase in our backlog and sales activities to drive future revenues. In addition, increases in the breadth and diversity of our customers resulted in an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Selling, Marketing and Service:
Salaries	$3,926	$2,846	$1,080	37.9%
Commission	1,846	1,795	51	2.8%
Travel	1,409	1,265	144	11.4%
Advertising and promotion	1,247	1,134	113	10.0%
Bad debt expense	435	341	94	27.6%
Vehicle lease and rental	27	—	27	n/m

Total	$8,890	$7,381	$1,509	20.4%

The following table provides further detail of our selling, marketing and service expenses by reporting segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$4,240	$4,293	$(53)	(1.2)%
Utility Infrastructure	1,445	1,585	(140)	(8.8)%
Energy Efficiency	2,197	1,369	828	60.5%
Unallocated costs	1,008	134	874	652.2%

Total	$8,890	$7,381	$1,509	20.4%

In 2015 and future periods, we expect our selling, marketing and services expenses to grow in total dollars, and may grow as a percentage of revenues, in order to reflect, drive and support anticipated future revenue growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets acquired as part of our 2014 and 2013 acquisitions. The following table provides detail of our depreciation and amortization expense by reporting segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment Depreciation and Amortization:
Distributed Generation	$3,437	$2,760	$677	24.5%
Utility Infrastructure	3,446	2,658	788	29.6%
Energy Efficiency	1,357	1,337	20	1.5%
Unallocated costs	662	532	130	24.4%

Total	$8,902	$7,287	$1,615	22.2%

The 22.2% increase in consolidated depreciation and amortization expenses in 2014, as compared to 2013, primarily reflects increased depreciation resulting from recent capital investments, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure segment equipment to support its anticipated growth. As our capital investments continue to grow, we expect our depreciation and amortization expenses to increase.

Restructuring Charges. Restructuring charges consist of costs associated with realigning operations, reducing employee counts, eliminating products, exiting certain activities, changing manufacturing sourcing, and other actions designed to reduce our cost structure and improve productivity.

Our 2013 acquisitions provided us with a new, distinct set of opportunities to restructure and realign our operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions and incurred a charge in the amount of $4.9 million to realign our operations to gain cost and performance efficiencies which continued into the first quarter 2014. These actions, which primarily involved our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, eliminating certain LED products, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. The inventory write-offs in the amount of $3.7 million in 2013 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges totaled $1.2 million.

As we completed these 2013 business realignment initiatives in the first quarter 2014, we incurred additional pre-tax restructuring charges totaling $0.7 million in the first quarter 2014. The inventory write-off component of the charge in the amount of $0.3 million in the first quarter 2014 is included in cost of sales. The expenses associated with the remaining business realignment charges totaled $0.4 million in 2014. We do not expect to incur any additional charges in future periods in connection with the 2013 business realignment program.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, miscellaneous settlements with third parties, and income taxes. None of these income or expense amounts are allocated to our operating segments for purposes of evaluating segment performance or allocating resources. The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Other Income (Expense):
Interest and other income	$215	$81	$134	165.4%
Interest expense	(1,236)	(817)	(419)	51.3%
Income tax benefit (expense)	4,098	(3,672)	7,770	211.6%

Total	$3,077	$(4,408)	$7,485	169.8%

Interest and Other Income. The amount of interest income and other income increased during 2014 compared to 2013 due to proceeds from a $0.2 million breach of contract settlement. This income was partially offset by a reduction in interest earned on the balance of our restricted annuity contract. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense increased $0.4 million during 2014 compared to 2013. The increase in our interest expense reflects interest on our $25.0 million term loan, which we completed in June 2013 and financing charges incurred on a letter of credit issued during the third quarter 2014 in connection with recently awarded utility scale solar Distributed Generation projects, partially offset by a reduction in balances outstanding on our capital lease obligation and our term loans due to regular payments made on those obligations over the year.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of in 2014 was 37.0%, a decrease from our effective tax rate in 2013 of 46.5%, due to the reduction in deferred tax assets associated with stock compensation in 2013 for which there was no similar deferred tax asset reduction in 2014. We recorded an income tax benefit during 2014 because we incurred a pre-tax loss during the period, while we recorded a tax expense in 2013 resulting from our pre-tax income for 2013.

Non-controlling Interest. The non-controlling interest we recorded during 2013 represents the minority shareholders’ equity in the income or loss of PowerSecure Solar and IES and is reflected as a reduction or addition to net income or losses to derive income or loss attributable to PowerSecure International stockholders. In May 2013, we acquired the minority shareholder interests in each of these entities. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there are no more non-controlling interests. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in 2014, as compared to 2013, is a result of our acquisition of the non-controlling interests in May 2013.

2013 Compared to 2012

Revenues

The following table summarizes our revenues, including intersegment revenues, by reporting segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment Revenues:
Distributed Generation	$111,536	$76,352	$35,184	46.1%
Utility Infrastructure	111,654	60,735	50,919	83.8%
Energy Efficiency	47,044	24,952	22,092	88.5%
Intersegment Eliminations	—	—	—	n/m

Total	$270,234	$162,039	$108,195	66.8%

Our consolidated revenues in 2013 of $270.2 million increased $108.2 million, or 66.8%, compared to 2012, due to an increase in sales in each of our reporting segments: Distributed Generation, Utility Infrastructure and Energy Efficiency. This revenue growth, which is a continuation of our growth in recent years, includes $73.3 million of incremental revenue growth in our existing operations and $34.9 million of incremental revenues from our recently acquired Solais, Encari and Energy Efficiency Services businesses. This revenue growth is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

The increase in our revenues in 2013 over 2012 consisted of a $50.9 million, or 83.8%, increase in revenues from our Utility Infrastructure segment, a $35.2 million, or 46.1%, increase in revenues from our Distributed Generation segment, and a $22.1 million, or 88.5%, increase in revenues from our Energy Efficiency segment. The year-over-year increase in our Utility Infrastructure segment sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production. The year-over-year increase in our Distributed Generation segment sales and services was driven by increases in customer-owned turn-key project sales and, to a lesser extent, increases in solar Distributed Generation project sales. The year-over-year increase in our Energy Efficiency segment revenues in 2013 compared to 2012 was driven by an additional $34.2 million in Energy Efficiency segment revenues from our Energy Efficiency Services business we acquired in February 2013 and from Solais Lighting acquired in April 2013, partially offset by a decrease in revenues from EfficientLights lighting products from our existing grocery customers.

Gross Profit and Gross Profit Margin

The following table summarizes our cost of sales by reporting segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$70,354	$46,951	$23,403	49.8%
Utility Infrastructure	89,908	45,703	44,205	96.7%
Energy Efficiency	38,389	18,299	20,090	109.8%
Intersegment Eliminations	—	—	—	n/m

Total	$198,651	$110,953	$87,698	79.0%

Segment Gross Profit:
Distributed Generation	$41,182	$29,401	$11,781	40.1%
Utility Infrastructure	21,746	15,032	6,714	44.7%
Energy Efficiency	8,655	6,653	2,002	30.1%

Total	$71,583	$51,086	$20,497	40.1%

Segment Gross Profit Margins:
Distributed Generation	36.9%	38.5%
Utility Infrastructure	19.5%	24.8%
Energy Efficiency	18.4%	26.7%
Total	26.5%	31.5%

The 79.0% increase in our consolidated cost of sales and services for 2013 compared to 2012 was driven by the increase in costs associated with the 66.8% increase in sales, the $3.7 million write-down of Energy Efficiency segment inventory in connection with our 2013 restructuring and realignment actions that is included in cost of sales, and other factors discussed below leading to the reduction in our gross profit margin.

Our consolidated gross profit increased $20.5 million, or 40.1%, in 2013 compared to 2012. As a percentage of revenue, our consolidated gross profit margin in 2013 was 26.5%, a decrease of 5.0 percentage points compared to 2012. Our lower gross profit margin in 2013 compared to 2012 was due to the $3.7 million Energy Efficiency segment inventory write-down, in connection with our 2013 restructuring and realignment actions, which is included in Energy Efficiency reporting segment cost of sales, as well as an increase in the amount and percentage of Utility Infrastructure, solar Distributed Generation, and Energy Efficiency Services revenues, which are generally our lower gross margin product and services, in 2013.

In addition, we realized inefficiencies in our Utility Infrastructure unit in 2013 related to the advanced deployment of crews in anticipation of being selected for a significant long-term revenue opportunity with a major new utility partner. These inefficiencies caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 17.1% for 2013, and our overall Utility Infrastructure segment gross profit margin to 19.5%. This compares to 24.8% Utility Infrastructure segment gross profit margin in 2012.

Our Distributed Generation segment gross profit margin was 36.9% in 2013 compared to 38.5% in 2012, due to differences in the mix of projects period-to-period. Our Energy Efficiency segment gross profit margin was 18.4% in 2013 compared to 26.7% in 2012 as a result of the $3.7 million inventory write-down in connection with our 2013 restructuring and realignment actions.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency reporting segments. The gross profit margin we realize in each of our reporting segments largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual product lines within those segments, affect our consolidated gross profit margin results.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$47,071	$36,201	$10,870	30.0%
Selling, marketing and service	7,381	5,560	1,821	32.8%
Depreciation and amortization	7,287	4,780	2,507	52.4%
Restructuring charges	1,205	2,675	(1,470)	(55.0)%

Total	$62,944	$49,216	$13,728	27.9%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Distributed Generation:
General and administrative	$13,733	$11,717	$2,016	17.2%
Selling, marketing and service	4,293	1,956	2,337	119.5%
Depreciation and amortization	2,760	2,476	284	11.5%
Restructuring charges	—	1,267	(1,267)	(100.0)%

Total Distributed Generation operating expenses	$20,786	$17,416	$3,370	19.4%

Utility Infrastructure:
General and administrative	$10,901	$7,855	$3,046	38.8%
Selling, marketing and service	1,585	372	1,213	326.1%
Depreciation and amortization	2,658	1,478	1,180	79.8%
Restructuring charges	—	152	(152)	(100.0)%

Total Utility Infrastructure operating expenses	$15,144	$9,857	$5,287	53.6%

Energy Efficiency:
General and administrative	$9,674	$3,585	$6,089	169.8%
Selling, marketing and service	1,369	1,026	343	33.4%
Depreciation and amortization	1,337	392	945	241.1%
Restructuring charges	1,205	436	769	(176.4)%

Total Energy Efficiency operating expenses	$13,585	$5,439	$8,146	149.8%

Corporate and other:
General and administrative	$12,763	$13,044	$(281)	(2.2)%
Selling, marketing and service	134	2,206	(2,072)	(93.9)%
Depreciation and amortization	532	434	98	22.6%
Restructuring charges	—	820	(820)	(100.0)%

Total corporate and other unallocated costs	$13,429	$16,504	$(3,075)	(13.7)%

Total consolidated operating expenses	$62,944	$49,216	$13,728	29.6%

During 2013, we incurred an aggregate of $8.4 million of incremental operating expenses from our Energy Efficiency Services, Solais and Encari operations, which we acquired at various dates in 2013. In addition, our increase in operating costs was driven by an increase in selling expenses related to our significantly higher revenue and backlog, additional depreciation and amortization from capital expenditures driven by capital expenditures for company-owned Distributed Generation systems, Utility Infrastructure equipment and acquisition related intangibles, and increases in personnel and equipment to drive and support our growth. The increase in personnel and equipment also includes expenses to continue to strengthen our safety resources and programs.

Our operating expenses, excluding the 2013 and 2012 restructuring charges, as a percentage of our revenues decreased by 5.9 percentage points in 2013 compared to 2012, driven by our revenue growth significantly outpacing our operating expense growth. This favorable reduction resulted in part from the actions we took in our 2012 cost reduction program. Our 2013 acquisitions provided additional opportunities to restructure and realign our operations to increase operating margins in our Energy Efficiency segment in particular, as well as other cost reduction opportunities.

During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our Energy Efficiency operations, consisted of the sale of manufacturing equipment and parts inventory, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $4.9 million during 2013. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $3.7 million during 2013 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges totaled $1.2 million during 2013.

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

General and Administrative Expenses. The 30.0% increase in our consolidated general and administrative expenses in 2013, as compared 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and our investments in new business opportunities. Our 2013 consolidated general and administrative expenses, as a percentage of our revenues, decreased by 4.9 percentage points compared to 2012, driven by our strong revenue growth and also positively impacted by our cost reduction initiative executed in 2012. The following table provides further detail of our general and administrative expenses (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Consolidated General and Administrative Expense:
Utility and Energy Technologies:
Personnel costs	$27,594	$20,449	$7,145	34.9%
Vehicle lease and rental	3,026	2,698	328	12.2%
Insurance	1,402	1,243	159	12.8%
Rent-office and equipment	1,448	1,042	406	39.0%
Professional fees and consulting	857	530	327	61.7%
Travel	2,314	1,285	1,029	80.1%
Telephone	940	602	338	56.1%
Meals and entertainment	855	545	310	56.9%
Utilities	346	256	90	35.2%
Other	2,434	2,567	(133)	(5.2)%
Corporate costs	5,855	4,984	871	17.5%

Total	$47,071	$36,201	$10,870	30.0%

The increase in each of the expense categories above during 2013 compared to 2012 was incurred primarily as a result of the incremental general and administrative expenses associated with our 2013 Energy Efficiency Services, Solais and Encari acquisitions.

The following table provides detail of our general and administrative expenses by reporting segment along with unallocated corporate and other unallocated costs for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment General and Administrative Expense:
Distributed Generation	$13,733	$11,717	$2,016	17.2%
Utility Infrastructure	10,901	7,855	3,046	38.8%
Energy Efficiency	9,674	3,585	6,089	169.8%
Corporate and other unallocated costs	12,763	13,044	(281)	(2.2)%

Total	$47,071	$36,201	$10,870	30.0%

The 17.2% increase in our 2013 Distributed Generation segment general and administrative expense compared to 2012 was due to increases in personnel costs. The 38.8% increase in our 2013 Utility Infrastructure segment general and administrative expense compared to 2012 was due to increases in personnel and equipment costs in anticipation of higher revenue growth. The 169.8% increase in our 2013 Energy Efficiency segment general and administrative expense compared to 2012 was due to the incremental costs related to our 2013 acquisitions of Solais and the Energy Efficiency Services business.

Selling, Marketing and Service Expenses. The 32.8% increase in consolidated selling, marketing and service expenses in 2013, as compared to 2012, was due to increases in commission, travel, advertising and promotion, driven by our strong revenue growth and revenue backlog. In addition, our increases in revenue and customers resulted in an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Consolidated Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,846	$2,987	$(141)	(4.7)%
Commission	1,795	1,000	795	79.5%
Travel	1,265	759	506	66.7%
Advertising and promotion	1,134	626	508	81.2%
Bad debt expense	341	188	153	81.4%

Total	$7,381	$5,560	$1,821	32.8%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$4,293	$1,956	$2,337	119.5%
Utility Infrastructure	1,585	372	1,213	326.1%
Energy Efficiency	1,369	1,026	343	33.4%
Unallocated costs	134	2,206	(2,072)	(93.9)%

Total	$7,381	$5,560	$1,821	32.8%

Depreciation and Amortization Expenses. The 52.4% increase in consolidated depreciation and amortization expenses in 2013, as compared to 2012, primarily reflects increased depreciation resulting from capital investments during 2012 and 2013, as well as amortization expense associated with acquisition related intangible assets. These capital investments are investments in PowerSecure-owned Distributed Generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth. The following table provides detail of our depreciation and amortization expense by reporting segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Segment Depreciation and Amortization:
Distributed Generation	$2,760	$2,476	$284	11.5%
Utility Infrastructure	2,658	1,478	1,180	79.8%
Energy Efficiency	1,337	392	945	241.1%
Unallocated costs	532	434	98	22.6%

Total	$7,287	$4,780	$2,507	52.4%

Restructuring Charges. During 2012, we initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this 2012 cost reduction program was to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $2.7 million during 2012.

During 2013, our acquisitions provided us with a new, distinct set of opportunities to restructure and realign our operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our Energy Efficiency operations, consisted of the sale of manufacturing equipment and parts inventory, eliminating certain LED products, reorganization of the leadership roles, re-sourcing the manufacturing of our LED lighting products directly from low-cost manufacturers, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $4.9 million in 2013. These charges consisted of loss on the disposal of IES manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $3.7 million in 2013 are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges totaled $1.2 million in 2013.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2013	2012	$	%
Other Income (Expense):
Gain on sale of unconsolidated affiliate	—	1,439	(1,439)	(100.0)%
Interest and other income	$81	$88	$(7)	(8.0)%
Interest expense	(817)	(449)	(368)	82.0%
Income tax benefit (expense)	(3,672)	(850)	(2,822)	332.0%

Total	$(4,408)	$228	$(4,636)

Interest and Other Income. The amount of interest and other income during 2013 was consistent compared to 2012.

Interest Expense. Interest expense increased $0.4 million during 2013, as compared to 2012. The increase in our interest expense reflects interest on a $25.0 million term loan that was closed in June 2013, partially offset by a reduction in balances outstanding on our capital lease obligation and our prior existing term loan due to regular payments made on those obligations over the year.

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate consists of our minority ownership share of the gain recognized by us related to the sale of substantially all of the assets and business of Marcum Midstream 1995-2 Business Trust, which we refer to as MM 1995-2, in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and the associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during 2012. There was no similar gain in 2013.

Income Taxes. Our overall effective tax rate of 46.5% in 2013 increased compared to the 28.8% effective tax rate in 2012. The increase in the effective tax rate reflects the reduction in deferred tax assets associated with stock compensation and net operating loss carryforwards due to our consistent profitability. Our overall income tax expense in 2013 increased, as compared to 2012, due to the increase in our pre-tax income and an increase in our effective tax rate.

Non-controlling Interest. The non-controlling interest we recorded during 2013 and 2012 represents the minority shareholders’ equity in the income or loss of PowerSecure Solar and IES and is reflected as a reduction or addition to net income or losses to derive income or loss attributable to PowerSecure International stockholders. In May 2013, we acquired the minority shareholder interests in each of these entities. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES are now wholly-owned subsidiaries and there are no more non-controlling interests. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in 2013, as compared to 2012, is a result of our acquisition of the non-controlling interests in May 2013.

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

Working Capital

At December 31, 2014, we had working capital of $70.8 million, including $33.8 million in cash and cash equivalents, compared to working capital of $105.1 million, including $50.9 million in cash and cash equivalents at December 31, 2013. During 2014, our working capital balances, including our cash and cash equivalents, have been affected by our progress towards completion of two utility-scale solar Distributed Generation projects that we were awarded in July 2014. Because the solar panels (which we acquire from a third-party supplier) are a material component of the project costs, there are periods when our purchase obligations are due in advance of progress payments from our customer. The timing of cash payments to our panel supplier and cash receipts from our customer have affected the balances of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. We expect similar effects in 2015 and beyond as we move further towards completion of these utility-scale solar Distributed Generation projects, and the effects on our working capital, including our cash and cash equivalents, may be material.

Changes in the components of our working capital during 2014, 2013 and 2012 are explained in greater detail below. At both December 31, 2014 and December 31, 2013, we had $20.0 million of available and unused borrowing capacity from our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$12,056	$(2,164)	$10,852
Net cash used in investing activities	(26,182)	(23,750)	(12,779)
Net cash provided by (used in) financing activities	(3,014)	57,707	(3,557)

Net increase (decrease) in cash and cash equivalents	$(17,140)	$31,793	$(5,484)

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by (used in) operating activities also include the effect of changes in working capital and other activities.

Cash provided by operating activities during 2014 was approximately $12.1 million and consisted of $8.0 million provided by changes in working capital balances and $11.1 million of non-cash operating expenses partially offset by our net loss of $7.0 million. The non-cash items consisted primarily of $8.9 million of depreciation and amortization expense and $2.1 million of stock compensation expense. Cash provided by working capital and other activities consisted primarily of a $8.6 million reduction in accounts receivable and increases in accounts payable and accrued and other liabilities in the amount of $15.3 million and $8.0 million, respectively. The cash provided by these working capital account changes were partially offset by increases in inventory of $17.7 million, a $4.4 million reduction in net deferred tax liabilities, and a net $1.8 million change in other current and noncurrent assets and liabilities. The increase in inventory was primarily due to a $7.5 million increase related to the recently awarded utility-scale solar Distributed Generation projects, a $7.4 million increase in equipment inventory related to our more traditional Distributed Generation operations, and a $2.8 million increase in our LED inventory. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash used in operating activities during 2013 was approximately $2.2 million and consisted of net cash of $14.5 million used by working capital and other activities, partially offset by our net income from continuing operations of $4.2 million and non-cash items of $8.1 million. The non-cash items consisted of depreciation and amortization, stock compensation expense and a loss from the sale of miscellaneous assets. Cash used by working capital and other activities consisted primarily of increases in our accounts receivable of $26.0 million, a decrease of accrued and other liabilities of $2.5 million, and a net $1.7 million increase in other current and noncurrent assets and liabilities, partially offset by a $4.2 million reduction in inventories, a $8.2 million increase in accounts payable and a $3.3 million increase in net deferred tax liabilities. The increases in our accounts receivable and accounts payable and the reduction of our inventories reflects the growth in our revenues and business activity in 2013 as compared to 2012, as our revenues and cost of sales increased $108.2 million, or 66.8%, and $87.7 million, or 79.0%, respectively, in 2013 compared to 2012. The increase in our accrued and other liabilities is a function of the timing of our advance billings and accrued project costs on projects in process, which can fluctuate significantly from period to period, depending on the timing and size of individual projects.

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

Cash Used in Investing Activities

Cash used in investing activities was $26.2 million in 2014, $23.7 million in 2013, and $12.8 million in 2012. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenue sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During 2014, we used $7.0 million to purchase and install equipment at our recurring revenue Distributed Generation sites, we used $5.8 million principally to acquire operational assets, we used $13.8 million to acquire the Mission Critical Energy Services business from PDI and the electrical contracting business from Apex, and we received $0.5 million cash proceeds from the sale of property plant and equipment. During 2013, we used $14.3 million as partial consideration to acquire the Energy Efficiency Services, Solais Lighting, PowerLine and Encari businesses, we used $5.1 million to purchase and install equipment at our recurring revenue Distributed Generation sites, and we used $4.5 million principally to acquire operational assets. During 2012, we used $3.5 to million to acquire a 90% ownership interest in PowerSecure Solar, we used $3.9 million to purchase and install equipment at our recurring revenue Distributed Generation sites, we used $6.8 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $3.0 million in 2014 and $3.6 million in 2012, while cash provided by financing activities was $57.7 million in 2013. During 2014, we used $4.7 million to make scheduled payments on our capital lease and term loan obligations, we used $0.4 million to repurchase shares of our common stock and we received $2.1 million from the exercise of stock options. During 2013, we received $34.4 million from the net proceeds of the public offering of 2.3 million shares of our common stock in August 2013, we received $25.0 million from the proceeds of a term loan under our credit facility in June 2013, we received $1.2 million from the exercise of stock options and we used $2.8 million to make scheduled payments on our capital lease and term loan obligations. During 2012, we received $2.4 million proceeds from a term loan, we used $5.3 million to repurchase shares of our common stock, we used $1.0 million to repay our capital lease and term loan obligations and we received $0.3 million from the exercise of stock options.

Capital Spending

Our capital expenditures during 2014 were approximately $12.8 million, of which we used $7.0 million to purchase and install equipment for our PowerSecure-owned recurring revenue Distributed Generation systems, and we used $5.8 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services. Our capital expenditures during 2013 were approximately $9.6 million, of which we used $5.1 million to purchase and install equipment for our PowerSecure-owned recurring revenue Distributed Generation systems, and we used $4.5 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure product and services. Our capital expenditures during 2012 were approximately $10.7 million, of which we used $3.9 million to purchase and install equipment for our PowerSecure-owned recurring revenue Distributed Generation systems, and we used $6.8 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services.

We anticipate making total capital expenditures of approximately $12 million in 2015, including capital expenditures for our company-owned Distributed Generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Utility Infrastructure product and services.

Indebtedness

Long-term credit facility. We have a long-term credit facility with Citibank, N.A., as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At December 31, 2014 and 2013, our credit agreement with Citibank along with Branch Banking and Trust Company, referred to as BB&T, as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on September 30, 2020. The credit agreement is guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

In July 2014, our credit agreement was amended to increase the letter of credit sublimit from $5.0 million to $12.0 million. The letter of credit sublimit, pursuant to which the lenders may issue letters of credit on our behalf to provide security arrangements to third parties on our behalf, is part of, but not an addition to, our $20.0 million revolver under the credit agreement. In conjunction with this amendment, our lenders issued a $12.0 million letter of credit to our bonding surety to support our bonding arrangements under two contracts to construct two utility-scale solar energy projects for a major utility. Our bonding surety released the $12.0 million letter of credit in August 2014 upon receipt of acceptable supply bonding from the solar panel manufacturer that is supplying panels for these projects.

The credit facility contains three basic financial covenants, two of which were amended in October 2014. Under the amended credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. For the fiscal quarters ending December 31, 2014 and March 31, 2015, the fixed charge coverage ratio will be based on our financial results for the third quarter 2014 and subsequent fiscal quarters. For the fiscal quarter ending June 30, 2015 and thereafter, the fixed charge coverage ratio will be based on our financial results for the previous four fiscal quarters on a rolling basis. In addition, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the year ending December 31, 2014, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, which was not amended, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of December 31, 2014, we were in compliance with these financial covenants.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at December 31, 2014 and 2013:

	December 31,
	2014	2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	1,920	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	19,643	23,214

Total debt	21,563	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$17,832	$21,563

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

Scheduled remaining principal payments on our outstanding debt obligations at December 31, 2014, are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
2015	$—	$3,571	$160	$3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018	—	3,572	—	3,572
2019 and thereafter	—	5,357	—	5,357

Total scheduled principal payments	$—	$19,643	$1,920	$21,563

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at December 31, 2014, $15.7 million of our outstanding debt bears interest at a fixed rate of 3.73% and $5.9 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

Our obligations under the credit facility are secured by guarantees and security agreements by each of our active subsidiaries, including PowerSecure, Inc. These guarantees guaranty all of our obligations under the credit facility, and the security agreements grant to the lenders a first priority security interest in virtually all of the assets of each guarantor.

There was an aggregate balance of $21.6 million outstanding under the two term loans under our credit facility as of December 31, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the year ended, December 31, 2014 or at March 4, 2015. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at December 31, 2014 or at March 4, 2015. Accordingly, we currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Capital Lease Obligation. We have a capital lease with SunTrust Equipment Finance and Leasing (as lessor) from the sale and leaseback of Distributed Generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $0.1 million over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at December 31, 2014 was $1.0 million.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at December 31, 2014, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business, reflected in the table below including:

•	we lease certain office space, operating facilities and equipment under long-term lease agreements;

•	in June 2013, we completed a $25.0 million term loan under our credit facility;

•	to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility;

•	we have an obligation to make installment payments on the PowerLine acquisition;

•	we have contingent earn-out payments potentially due on our recent acquisition of the Mission Critical Energy Services business of PDI and the electrical contracting business of Apex;

•	we have restructuring and cost reduction obligations; and

•	we have a deferred compensation obligation.

In addition, at December 31, 2014, we had a liability for unrecognized tax benefits and related interest and penalties totaling $0.5 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of December 31, 2014, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	22,979	4,215	9,555	7,408	1,801
Capital lease obligations (2)	1,015	1,015	—	—	—
Operating leases	22,868	6,181	10,024	5,260	1,403
Deferred compensation (3)	3,137	3,137	—	—	—
Installment payments due on acquisition	440	110	220	110	—
Earn-out payments due on acquisition (4)	2,450	2,000	450	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	114	114	—	—	—

Total	$53,107	$16,876	$20,249	$12,778	$3,204

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2014, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of December 31, 2014 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our potential obligation on the deferred compensation arrangement, based on the first date it could commence (which is earlier than the expected date of commencement), and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
(4)	Total amount represents the undiscounted probability-weighted estimate of the earn-out payments due. Actual total payment amount ranges from $0 to $2.5 million, dependent on achievement of certain backlog or gross profit targets of the acquired businesses.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2014, we had approximately $265.0 million in surety bonds outstanding and no letters of credit outstanding. Based upon the current status of our contracts and projects, we estimate our exposure on our outstanding surety bonds was approximately $120.3 million at December 31, 2014.

Off-Balance Sheet Arrangements

During 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes and we did not guaranty any obligations of unconsolidated entities or have any commitment or intent to provide additional funding to any such entities.

Liquidity

At December 31, 2014, we had $33.8 million in cash and cash equivalents, total working capital of $70.8 million, and another $20 million available for borrowing under our credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and “Item 1A. Risk Factors”.

Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including a reduction in revenues if the demand for our products and services decreases, the timing of sales, the mix of products and services and other factors affecting our gross margins, the amount of recurring revenue projects in which we invest, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

During 2014, our working capital balances, including our cash and cash equivalents, have been affected by our progress towards completion of two utility-scale solar Distributed Generation projects that we were awarded in July 2014. Because the solar panels (which we acquire from a third-party supplier) are a material component of the project costs, there are periods when our purchase obligations are due in advance of progress payments from our customer. The timing of cash payments to our panel supplier and cash receipts from our customer have affected the balances of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. We expect similar effects in 2015 and beyond as we move further towards completion of these utility-scale solar Distributed Generation projects, and the effects on our cash resources may be material.

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

Accordingly, we cannot provide any assurance that sufficient additional funds will be available to us if needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, incentive compensation, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information and, in some cases, could change from period to period. Therefore, actual results could differ from those estimates, and those differences could have a material impact on our financial condition and results of operations.

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

Further information about our significant accounting polices is included in note 2 of the notes to our consolidated financial statements beginning on page F-1 of this report.

Revenue Recognition. For our turn-key Distributed Generation projects, our Mission Critical Energy Services projects, our Utility Infrastructure projects, and our Energy Efficiency Services projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. These turn-key Distributed Generation, Mission Critical Energy Services, Utility Infrastructure, and Energy Efficiency Services projects are nearly always fixed-price contracts.

In applying the percentage-of-completion method to our Distributed Generation turn-key projects, including our traditional Distributed Generation projects and our solar projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of the costs incurred and the value added to the overall project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turn-key product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the project, and this determination is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues and associated project costs and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

In applying the percentage-of-completion method to our Mission Critical Energy Services, Utility Infrastructure turn-key projects and our Energy Efficiency Services projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

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

Inventory Valuation Reserve. We maintain an inventory valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work. We perform periodic assessments of inventory that includes a review of quantities on hand, component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write-down inventory for estimated losses due to obsolescence, scrap, theft and unmarketability equal to the difference between the cost of the inventory and the estimated market value based on assumptions and estimates concerning future demand, market conditions and similar factors. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.

Warranty Reserve. We provide a standard one year warranty for our Distributed Generation, switchgear, Utility Infrastructure, and Energy Efficiency Services equipment and a 5 to 10 year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally 1 to 5 years for defects in material and workmanship, a warranty period that can extend to 10 to 20 years for declines in power performance, and a warranty period which can extend to 15 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or for extended warranties included in the contract terms are deferred as a component of our warranty reserve. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the Distributed Generation, switchgear, and LED-lighting markets are limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required.

Impairment of Goodwill and Long-Lived Assets. We review our goodwill for impairment annually. We review long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and long-lived assets, we use estimates of future cash flows and other factors to determine the fair value of these assets. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows, as well as other valuation techniques. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2014. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2014. For long-lived assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

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

Deferred Tax Valuation Allowance. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. We previously recorded a valuation allowance for a significant portion of our deferred tax assets, primarily related to our deferred tax asset for federal and state net operating loss carry-forwards. As a result of the sale of our WaterSecure operations in 2011, we utilized a significant portion of our net operating loss carry-forwards and we eliminated the remaining valuation allowance associated with our remaining net operating loss carry-forwards. We expect our provision for income tax expense in future periods to reflect an effective tax rate that will approximate statutory rates.

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

Derivative Financial Instruments. Our derivative financial instruments consist solely of two interest rate swap contracts that are used to hedge our interest rate risk on a portion of our variable rate debt. It is our policy to execute such interest rate swaps with creditworthy banks and we do not enter into derivative financial instruments for speculative purposes. We measure our derivative instruments at fair value on a recurring basis using standard pricing models and market-based assumptions for all significant inputs.

Recent Accounting Pronouncements

Information about recent accounting pronouncements and their potential effects on our financial position and results of operations is included in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Standards” of the notes to our consolidated financial statements beginning on page F-1 of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks arising from transactions we enter into in the ordinary course of business. These market risks include, but are not limited to, fluctuations in interest rates and commodity prices, and, to a lesser extent, fluctuations in currency exchange rates. Any of these market risks may adversely affect our financial condition, results of operations and cash flow.

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

Interest Rate and Market Risk. We are exposed to market risk resulting from changes in interest rates. Changes in the interest rates affect the income we receive from our investments of excess cash in short-term interest-bearing marketable securities, because that income is dependent upon the interest rate of the securities held, and the interest expenses we pay on our borrowings under our credit facility, because the interest rate on our borrowings is based on floating interest rates as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Our lease with SunTrust is at a fixed interest rate and thus not impacted by changes in interest rates.

At December 31, 2014, our cash and cash equivalents balance was approximately $33.8 million, and $21.6 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at December 31, 2014 was $15.7 million.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for fiscal 2014, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of approximately $64 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately

$102 thousand. Conversely, a hypothetical 1% (100 basis points) decrease in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of approximately $64 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $15 thousand.

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

Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, if our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our LED lighting operations purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese RMB changes significantly, our business and results of operations could be materially impacted.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in its report which is included below in this item.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited PowerSecure International, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 4, 2015 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado
March 4, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.

The remainder of the information required by this item will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed

We have filed the following financial statements, schedules and exhibits as part of this Annual Report on Form 10-K:

	1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included commencing on page F-1 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are not applicable or required or because the required information is included in our consolidated financial statements or the notes thereto.

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

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado

March 4, 2015

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$33,775	$50,915
Trade receivables, net of allowance for doubtful accounts of $470 and $544, respectively	81,381	89,801
Inventories	35,144	16,864
Income taxes receivable	382	1,045
Deferred tax asset, net	2,320	5,368
Prepaid expenses and other current assets	3,478	2,235

Total current assets	156,480	166,228

Property, plant and equipment:
Equipment	62,231	56,706
Furniture and fixtures	617	572
Land, building and improvements	7,413	6,134

Total property, plant and equipment, at cost	70,261	63,412
Less accumulated depreciation and amortization	20,392	17,467

Property, plant and equipment, net	49,869	45,945

Other assets:
Goodwill	40,210	30,226
Restricted annuity contract	3,137	3,137
Intangible assets and capitalized software costs, net of accumulated amortization of $7,374 and $4,955, respectively	13,642	8,715
Other assets	1,879	1,240

Total other assets	58,868	43,318

Total Assets	$265,217	$255,491

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,699	$24,299
Accrued and other liabilities	41,113	31,195
Accrued restructuring liabilities	114	965
Current portion of long-term debt	3,731	3,731
Current portion of capital lease obligation	986	935

Total current liabilities	85,643	61,125

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	17,832	21,563
Capital lease obligation, net of current portion	—	986
Deferred tax liability, net	1,460	8,865
Other long-term liabilities	3,913	3,365

Total long-term liabilities	23,205	34,779

Commitments and contingencies (Notes 10 and 12)

Stockholders’ Equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,369,487 and 21,945,720 shares issued and outstanding, respectively	224	219
Additional paid-in-capital	161,163	157,401
Retained earnings (deficit)	(4,941)	2,051
Accumulated other comprehensive income (loss)	(77)	(84)

Total stockholders’ equity	156,369	159,587

Total Liabilities and Stockholders’ Equity	$265,217	$255,491

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$256,657	$270,234	$162,039
Cost of sales (excluding depreciation and amortization)	192,088	198,651	110,953

Gross profit	64,569	71,583	51,086

Operating expenses:
General and administrative	56,419	47,071	36,201
Selling, marketing and service	8,890	7,381	5,560
Depreciation and amortization	8,902	7,287	4,780
Restructuring charges	427	1,205	2,675

Total operating expenses	74,638	62,944	49,216

Operating income (loss)	(10,069)	8,639	1,870
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	1,439
Interest and other income	215	81	88
Interest expense	(1,236)	(817)	(449)

Income (loss) before income taxes	(11,090)	7,903	2,948
Income tax expense (benefit)	(4,098)	3,672	850

Income (loss) from continuing operations	(6,992)	4,231	2,098

Discontinued operations (Note 6):
Income from operations, net of tax	—	—	78
Gain on disposal, net of tax	—	—	—

Income from discontinued operations, net of tax	—	—	78

Net income (loss)	(6,992)	4,231	2,176
Net loss attributable to non-controlling interest	—	181	902

Net income (loss) attributable to PowerSecure International, Inc.	$(6,992)	$4,412	$3,078

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(6,992)	$4,412	$3,000
Income from discontinued operations, net of tax	—	—	78

Net income (loss)	$(6,992)	$4,412	$3,078

Basic earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$(0.31)	$0.22	$0.16
Income from discontinued operations	—	—	—

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$(0.31)	$0.22	$0.16

Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$(0.31)	$0.22	$0.16
Income from discontinued operations	—	—	—

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$(0.31)	$0.22	$0.16

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(6,992)	$4,231	$2,176

Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	(157)	(123)	—
Reclassification adjustment for net (gains) losses included in net income (loss)	164	39	—

Total comprehensive income (loss), net of tax	(6,985)	4,147	2,176
Comprehensive loss attributable to non-controlling interest	—	181	902

Comprehensive income (loss) attributable to PowerSecure International, Inc.	$(6,985)	$4,328	$3,078

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Non- Controlling
	Shares	Value	Capital	(Deficit)	Income (Loss)	Interest	Total
Balance at January 1, 2012	18,908	$189	$116,803	$(5,439)	$—	$909	$112,462

Net income				3,078			3,078
Other comprehensive income (loss)					—		—
Non-controlling interest:
Capital contribution						433	433
Share of income (loss)						(902)	(902)
Stock option compensation			116				116
Issuance and amortization of restricted stock awards	126	1	768				769
Repurchases of common stock	(928)	(9)	(5,259)				(5,268)
Stock option exercises	97	1	310				311

Balance at December 31, 2012	18,203	182	112,738	(2,361)	—	440	110,999

Net income				4,412			4,412
Other comprehensive income (loss)					(84)		(84)
Non-controlling interest:
Share of income (loss)						(181)	(181)
Acquisition of non-controlling interest	209	2	104			(259)	(153)
Acquisition of Solais	675	7	8,446				8,453
Public stock offering	2,300	23	34,419				34,442
Stock option compensation			167				167
Issuance and amortization of restricted stock awards	346	3	433				436
Repurchases of common stock	(8)	—	(117)				(117)
Stock option exercises	221	2	1,211				1,213

Balance at December 31, 2013	21,946	219	157,401	2,051	(84)	—	159,587

Net income (loss)				(6,992)			(6,992)
Other comprehensive income (loss)					7		7
Stock option compensation			197				197
Performance unit compensation			70				70
Issuance and amortization of restricted stock awards	235	2	1,846				1,848
Repurchases of common stock	(56)	—	(433)				(433)
Stock option exercises	244	3	2,082				2,085

Balance at December 31, 2014	22,369	$224	$161,163	$(4,941)	$(77)	$—	$156,369

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(6,992)	$4,231	$2,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of unconsolidated affiliate	—	—	(1,439)
Income from discontinued operations	—	—	(78)
Depreciation and amortization	8,902	7,287	4,780
Stock compensation expense	2,115	603	885
Loss on asset disposals	28	172	78
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	8,597	(25,984)	(9,664)
Inventories	(17,719)	4,216	68
Deferred taxes	(4,360)	3,292	1,068
Other current assets and liabilities	(580)	(1,336)	(354)
Other noncurrent assets and liabilities	(421)	(597)	(249)
Accounts payable	15,330	8,217	6,579
Accrued and other liabilities	8,007	(2,520)	5,959
Accrued restructuring liabilities	(851)	255	709

Net cash provided by (used in) continuing operations	12,056	(2,164)	10,518
Net cash provided by discontinued operations	—	—	334

Net cash provided by (used in) operating activities	12,056	(2,164)	10,852

Cash flows from investing activities:
Acquisitions, net of cash acquired	(13,820)	(14,305)	(3,523)
Purchases of property, plant and equipment	(11,208)	(9,012)	(10,385)
Additions to intangible rights and software development	(1,623)	(610)	(331)
Proceeds from sale of property, plant and equipment	469	177	15
Proceeds from sale of unconsolidated affiliate	—	—	1,445

Net cash used in investing activities	(26,182)	(23,750)	(12,779)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—	—
Proceeds from term loan borrowings	—	25,000	2,400
Proceeds from public stock offering, net	—	34,443	—
Principal payments on term loans	(3,731)	(1,946)	(160)
Payments on capital lease obligations	(935)	(886)	(840)
Repurchases of common stock	(433)	(117)	(5,268)
Proceeds from stock option exercises	2,085	1,213	311

Net cash provided by (used in) financing activities	(3,014)	57,707	(3,557)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,140)	31,793	(5,484)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,915	19,122	24,606

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,775	$50,915	$19,122

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(all amounts in thousands, except per share data)

1.	Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

We provide products and services through three operating segments: our Distributed Generation segment, our Utility Infrastructure segment, and our Energy Efficiency segment. These three operating segments constitute our major product and services offerings, each of which are focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these three segments, which require unique knowledge and skills that utilize our core competencies, because they address large market opportunities due to their strong customer value propositions. The segments share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we distinguish our operations among these segments due to their unique products and services, market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver their products and services, including personnel, technology, engineering, and intellectual capital. We currently operate primarily out of our Wake Forest, North Carolina headquarters office. Our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our three operating segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

Each of our three operating segments also represents a reporting segment. See Note 15 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., PowerSecure Lighting, LLC (“PowerSecure Lighting”), Solais Lighting, Inc. (“Solais”), EnergyLite, Inc.(“EnergyLite”), EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. d/b/a PowerFab (“PowerFab”), Innovation Energies, LLC, and PowerSecure Solar, LLC (“PowerSecure Solar”) and PowerPackages, LLC, as well as WaterSecure Holdings, Inc. (‘WaterSecure”) which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”. On June 30, 2014, EfficientLights and IES were dissolved and merged into EnergyLite.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, Consolidated Balance Sheets as of December 31, 2014 and 2013 and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012. All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Non-controlling Interest – The non-controlling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of operations as a reduction or addition to net income (loss) to derive income (loss) attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of our majority-owned subsidiaries is shown as a separate component of stockholders’ equity in our consolidated statements of stockholders’ equity.

Until May 20, 2013, we held a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company which we acquired in June 2012. In addition, until May 22, 2013, we also held a 67% controlling ownership interest in IES, an LED lighting company which we acquired in 2010. On May 20, 2013, we acquired the 10% non-controlling ownership interest in PowerSecure Solar in exchange for a cash payment of $0.2 million. On May 22, 2013, we acquired the 33% non-controlling ownership interest in IES in exchange for 0.2 million shares of our common stock valued at a total of $2.9 million on the date of acquisition, issued pursuant to our acquisition shelf registration statement on Form S-4. As a result of these non-controlling interest acquisitions, both PowerSecure Solar and IES became wholly-owned subsidiaries and there has been no non-controlling interest in those entities after the acquisition dates. On June 30, 2014, IES was merged into our wholly-owned subsidiary, EnergyLite.

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the years ended December 31, 2014, 2013 and 2012:

	Non-controlling Interest
	IES	PowerSecure Solar	Total
Balance, January1, 2012	$909	$—	$909
Capital contribution	—	433	433
Income (loss)	(915)	13	(902)

Balance, December 31, 2012	(6)	446	440
Income (loss)	(143)	(38)	(181)
Acquisition of non-controlling interest	149	(408)	(259)

Balance, December 31, 2013	—	—	—
Income (loss)	—	—	—

Balance, December 31, 2014	$—	$—	$—

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

Reclassifications – Certain 2013 and 2012 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

2.	Summary of Significant Accounting Policies and Recent Accounting Standards

Revenue Recognition – For our turn-key Distributed Generation projects, our Mission Critical Energy Services projects, our Utility Infrastructure projects, and our Energy Efficiency Services projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. These turn-key Distributed Generation, Mission Critical Energy Services, Utility Infrastructure, and Energy Efficiency Services projects are nearly always fixed-price contracts.

In applying the percentage-of-completion method to our Distributed Generation turn-key projects, including our traditional distributed generation projects and our solar projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of the costs incurred and the value added to the overall project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turn-key product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the project, and this determination is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues and associated project costs and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

In applying the percentage-of-completion method to our Mission Critical Energy Services, Utility Infrastructure turn-key projects and our Energy Efficiency Services projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

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

Because the percentage-of-completion method of accounting relies upon estimates as described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are recorded to income in the period in which the facts that give rise to the revision become known. In the event we are required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that require us to adjust our estimated revenues or costs for a series of similar construction projects, or on very large projects, the effect on current period earnings would more likely be significant. In addition, certain contracts contain cancellation provisions permitting the customer to cancel the contract prior to completion of a project. Such cancellation provisions generally require the customer to pay/reimburse us for costs we incurred on the project, but may result in an adjustment to profit already recognized in a prior period.

We recognize equipment and product revenue when persuasive evidence of a commercial arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product, although in some instances we can be a subcontractor, which occurs most frequently on larger jobs that involve more scope than our products and services, and in other instances we sell through distributors.

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

Cash and Cash Equivalents – Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Cash paid during the year for:
Interest	$1,020	$666	$149
Income taxes	288	975	134

There were no non-cash investing or financing activities during the years ended December 31, 2014, 2013 or 2012. Cash flows from interest rate swap contracts designated as cash flow hedges are included as a component of interest expense.

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

Inventories – Inventories are stated at the lower of cost (determined primarily on a specific-identification basis for the majority of our distributed generation inventory and secondarily on a first-in first-out basis for our LED-based lighting product inventory) or market. Our raw materials, equipment and supplies inventory consist primarily of equipment with long lead-times purchased for anticipated customer orders. Our work in progress inventory consists primarily of equipment and parts allocated to specific Distributed Generation turn-key projects and our Utility Infrastructure and Energy Efficiency Services project costs accounted for on the percentage-of-completion basis. Our finished goods inventory consists primarily of LED-based lighting products stocked to meet customer order and delivery requirements. Inventory also includes shipping costs incurred on incoming product shipments. We provide a valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work.

Inventories at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Raw materials, equipment and supplies	$21,461	$15,300
Work in process	9,321	1,878
Finished goods	5,252	1,043
Valuation reserve	(890)	(1,357)

Total	$35,144	$16,864

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $6.5 million, $5.7 million, and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Property, plant and equipment includes items under capital lease with a net book value of $4.2 million and $4.4 million at December 31, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets – We amortize the cost of intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $2.4 million, $1.6 million, and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2014. The following is a summary of changes in the balance of our goodwill for the years ended December 31, 2014 and 2013:

	2014	2013
Goodwill, beginning of year	$30,226	$12,884
Addition due to the following acquisitions:
Apex Electrical Contracting	605	—
Mission Critical Energy Services	9,379	—
Energy Efficiency Services	—	3,694
Solais Lighting	—	11,323
PowerLine	—	337
Encari	—	1,988

Goodwill, end of year	$40,210	$30,226

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2014 and 2013 are $1.7 million and $0.6 million, respectively. Patents and license agreements and other intangibles are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license and other intangible costs at December 31, 2014 and 2013 are $11.9 million and $8.1 million, respectively.

Debt Issuance Costs –Debt issuance costs are capitalized and included in other current and non-current assets in our consolidated balance sheets. These costs are amortized over the term of the corresponding debt instrument using the straight-line method for debt issuance costs related to the revolving portion of our credit facility and the effective interest method for debt issuance costs on our term loan debt. Amortization of debt issuance costs was $0.1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense in our consolidated statements of operations.

Debt issuance costs included in other current and non-current assets consisted of the following at December 31, 2014 and 2013:

	2014	2013
Debt issuance costs, beginning of year	$240	$227
Deferred debt charges	42	141
Amortization of debt issuance costs	(149)	(128)

Debt issuance costs, end of year	$133	$240

Accrued and Other Liabilities – Accrued and other liabilities at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Accrued project costs	$7,254	$4,731
Payroll, employee benefits and related liabilities	6,321	5,038
Advance billings on projects in progress	16,788	14,450
Warranty reserve	1,674	1,302
Sales, property and franchise taxes	784	1,200
Deferred revenue	924	735
Preferred stock redemption obligation	104	104
Other	7,264	3,635

Total	$41,113	$31,195

Warranty Reserve – We provide a standard one year warranty for our Distributed Generation, switchgear, Utility Infrastructure, and Energy Efficiency Services equipment and a 5 to 10 year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally 1 to 5 years for defects in material and workmanship, a warranty period that can extend to 10 to 20 years for declines in power performance, and a warranty period which can extend to 15 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or for extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities is set forth below:

	Year Ended December 31,
	2014	2013	2012
Warranty provision, beginning of year	$1,302	$1,653	$1,090
Addition due to acquisitions	—	433	237
Accruals for warranties issued during the year	602	273	499
Warranty settlements during the year	(230)	(1,057)	(173)

Warranty provision, end of year	$1,674	$1,302	$1,653

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

Pre-tax share-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 was $2.1 million, $0.6 million and $0.9 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets –We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. During the year ended December 31, 2013, we recorded a $0.3 million loss from the disposal of long-lived assets in connection with our restructuring charges (see Note 5). We did not record any impairment charges during either of the years ended December 31, 2014 or 2012.

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

Presentation of Unrecognized Tax Benefit – In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard became effective for us commencing January 1, 2014. We applied the standard on a retrospective basis. The adoption of this standard resulted in the reclassification of $0.9 million of unrecognized tax benefit liabilities against the balance of our current deferred tax asset at December 31, 2013 but had no effect on our net income (loss) or stockholders’ equity.

3.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we report a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 0.5 million common shares issuable upon the potential exercise of outstanding stock options were excluded from the calculation of diluted weighted average number of shares outstanding for the year ended December 31, 2014, because their effect was antidilutive to our net loss for that period.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Year Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations	$(6,992)	$4,412	$3,000
Income from discontinued operations	—	—	78

Net income (loss)	$(6,992)	$4,412	$3,078

Basic weighted-average common shares outstanding in period	22,263	19,837	18,681
Dilutive effect of stock options	—	323	137

Diluted weighted-average common shares outstanding in period	22,263	20,160	18,818

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$0.22	$0.16
Income from discontinued operations	—	—	—

Basic earnings (loss) per common share	$(0.31)	$0.22	$0.16

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$0.22	$0.16
Income from discontinued operations	—	—	—

Diluted earnings (loss) per common share	$(0.31)	$0.22	$0.16

4.	Acquisitions

2014 Acquisition of Mission Critical Energy Services Business – On October 14, 2014, we acquired the mission critical energy services business and certain related assets of Power Design, Inc., a Florida corporation (“PDI”), pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), between PDI, as seller, and PowerSecure, Inc., as purchaser. The purchase price paid for the acquired business and assets was $13.0 million in cash and $0.1 million cash for a working capital adjustment plus a potential additional contingent cash payment in the amount of $1.0 million if PowerSecure, Inc. obtains firm backlog after the closing in the amount of at least $5.0 million from the acquired business, or in the amount of $2.0 million if the firm backlog amount obtained after closing is at least $15.0 million. We owe $1.0 million of that contingent consideration as of March 4, 2015, based on the new backlog we have obtained from the Mission Critical Energy Services business since the closing, and we believe that we will pay the remainder of the contingent consideration in the future as the result of additional backlog that business is expected to generate.

The acquired business provides full turnkey electrical infrastructure design, implementation and commissioning services to data center owners. We had previously provided our data center solutions as a supplier to PDI. We anticipate that the acquisition will provide us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities.

The Purchase Agreement contains representations and warranties as well as indemnification obligations by PDI and PowerSecure, Inc. to each other, subject to a $3.0 million indemnification cap. In addition, the Purchase Agreement contains a five year covenant not to compete by PDI against PowerSecure, Inc. and its affiliates with respect to the key customers in the acquired business, and related customary restrictive covenants relating to non-solicitation and confidentiality.

Total revenues and pre-tax loss from the Mission Critical Energy Services business since the date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2014 were $2.7 million and $(0.4) million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2014, and are included in general and administrative expense in the accompanying consolidated statements of operations.

The following table summarizes the fair value of the consideration paid and the allocation of the fair value of the assets acquired:

Consideration paid to Seller:
Cash	$13,000
Working capital adjustment	70
Contingent consideration	1,872

Total consideration paid	$14,942

Net working capital	$68
Property, plant and equipment, net	95
Identifiable intangible assets:
Customer relationships	4,900
Noncompetition agreements	350
Technology and know how	100
Backlog	50

Total identifiable net assets	5,563
Goodwill	9,379

$14,942

We determined the fair value of the contingent consideration payable on the date of acquisition based upon the probability-weighted present values of expected cash payments due to PDI for each possible backlog outcome. We accrued an additional expense in the amount of $0.1 million at December 31, 2014 for the estimated fair value of additional contingent consideration we expect to pay in 2015 upon settlement of the obligation. As part of the purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, noncompetition agreements, technology and know-how, and backlog which were valued using the income approach. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

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

The goodwill of $9.4 million arising from the acquisition consists largely of the assembled salesforce and the synergies and economies of scale expected from combining the operations of our Distributed Generation segment and the Mission Critical Energy Services business acquired. All of the goodwill has been assigned to our Distributed Generation segment. We expect that all of the acquired goodwill will be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2013, is as follows:

	PowerSecure International, Inc. Mission Critical Business Pro Forma Results of Operations For the Years Ended December 31,
	2014	2013
Revenues	$268,127	$281,000

Net income (loss) attributable to PowerSecure International, Inc.	$(5,674)	$5,889

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$(0.25)	$0.30
Diluted	$(0.25)	$0.29

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2013. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2014 were adjusted to exclude aggregate acquisition-related cost of $0.1 million incurred by us in 2014.

2014 Acquisition of Electrical Contracting Business – On September 2, 2014, we acquired the electrical contracting business of Apex Controls, Inc., a Georgia corporation (“Apex”). The acquired business provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency services directly to retailers. Apex is a company primarily owned and managed by Jonathan Hinton, the son of Sidney Hinton, our President and Chief Executive Officer. The transaction was evaluated and approved by the Audit Committee of our Board of Directors.

The purchase price for the acquisition was $0.8 million in cash, plus potential additional contingent consideration of up to $0.5 million in cash if the gross profits generated from the acquired business in 2015 and 2016 exceeds certain targeted thresholds. Total revenues and pre-tax loss from the Apex electrical contracting business since the date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2014 were $0.4 million and $(33) thousand, respectively. Acquisition related costs incurred by us were not material.

The following table summarizes the fair value of the consideration paid to the Apex stockholders and the allocation of the purchase price:

Consideration paid to Seller:
Cash	$750
Contingent consideration	340

Total consideration paid	$1,090

Property, plant and equipment, net	$155
Identifiable intangible assets:
Customer relationships	330

Total identifiable net assets	485
Goodwill	605

$1,090

We determined the fair value of the contingent consideration by discounting the payments due based on forecasted gross profit from the acquired business in 2015 and 2016 in excess of targeted thresholds back to present values at a risk-adjusted rate of return. As part of the purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships which were valued using the income approach. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for this analysis was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

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

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2013, is as follows:

	PowerSecure International, Inc. Electrical Contracting Business Pro Forma Results of Operations For the Year Ended December 31,
	2014	2013
Revenues	$258,400	$274,647

Net income (loss) attributable to PowerSecure International, Inc.	$(6,876)	$4,992

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$(0.31)	$0.25
Diluted	$(0.31)	$0.25

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

2013 Acquisition of Encari – On October 8, 2013, we acquired substantially all of the assets and business of Encari, LLC, an Illinois limited liability company (“Encari”), which is engaged in the business of providing cyber security consulting and compliance services to the utility industry. Encari helps large investor-owned utilities, municipalities and cooperative utilities assess, improve and maintain their compliance with the North American Electric Reliability Corporation’s (NERC) Critical Infrastructure Protection (CIP) Reliability Standards. The acquisition of Encari provides us with new service offerings to our existing utility customers as well as an opportunity to sell PowerSecure services to existing Encari utility customers.

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

Total revenues and pre-tax income from the Encari business since the date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2013 were $0.7 million and $0.2 million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

The goodwill of $2.0 million arising from the acquisition consists largely of the assembled workforce of Encari, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and Encari. All of the goodwill was assigned to our Utility Infrastructure segment and is expected to be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of Encari, LLC Pro Forma Results of Operations For the Year Ended December 31,
	2013	2012
Revenues	$272,077	$164,455

Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$4,668	$3,149
Net income	$4,668	$3,227

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.17
Net income	$0.23	$0.17

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

2013 Acquisition of Solais Lighting – On April 12, 2013, we acquired Solais Lighting, Inc., a Delaware corporation (“Solais”). Solais is a Connecticut-based LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics.

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

Total revenues and pre-tax loss from the Solais business since the date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2013 were $5.9 million and $(1.6) million, respectively. In addition, acquisition related costs incurred by us in the amount of $0.4 million were recognized as an expense during the year ended December 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

The goodwill of $11.3 million arising from the acquisition consists largely of the assembled workforce of Solais, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and Solais. All of the goodwill was assigned to our Energy Efficiency segment. None of the acquired goodwill is expected to be deductible for tax purposes. As part of the purchase price allocation process, the amount of the purchase price allocated to goodwill was increased by $0.1million and the amount of the purchase price allocated to inventory was decreased by $0.1 million from our initial allocation.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Acquisition of Solais Lighting, Inc. Pro Forma Results of Operations For the Year Ended December 31,
	2013	2012
Revenues	$271,944	$166,441

Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$4,341	$1,215
Net income	$4,341	$1,293

Diluted earnings per common share:
Income from continuing operations	$0.21	$0.06
Net income	$0.21	$0.06

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

2013 Acquisition of Energy Efficiency Services Business – On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the Energy Efficiency Services business of Lime Energy Services Co. (“LESCO”), a Massachusetts corporation and wholly-owned subsidiary of Lime Energy Co., a Delaware corporation (“Lime”). The acquired Energy Efficiency Services business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers (“ESCOs”), for the benefit of commercial, industrial and institutional customers as end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The acquired business serves ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

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

The acquisition was effective as of the end of the day on February 28, 2013. Total revenues and pre-tax income from the Energy Efficiency Services business since the date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2013 were $28.3 million and $2.3 million, respectively. In addition, acquisition related costs in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

The following table summarizes the consideration paid to LESCO, including amounts paid as part of a post-closing true-up adjustment, for the Energy Efficiency Services business and the components and the fair value allocation of the purchase price.

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

The goodwill of $3.7 million arising from the acquisition consists largely of the assembled workforce of the Energy Efficiency Services business, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and the Energy Efficiency Services business. All of the goodwill was assigned to our Energy Efficiency segment and is expected to be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

	PowerSecure International, Inc. Energy Efficiency Services Business Pro Forma Results of Operations For the Year Ended December 31,
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

2013 Acquisition of PowerLine – On May 20, 2013, we acquired the business and certain assets of Powerline EHV & Safety Training, LLC, a Georgia limited liability company (“PowerLine”). The acquired PowerLine business involves safety training in the electrical utility industry. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 20, 2013 (the “PowerLine Purchase Agreement”) between PowerLine, as the seller, and PowerSecure, as the purchaser. Pursuant to the PowerLine Purchase Agreement, we acquired certain training materials and property, plant and equipment for a cash payment of $0.6 million at closing and annual cash installment payments of $0.1 million over the next five years.

We are using the assets and resources of PowerLine to conduct safety training for our Utility Infrastructure personnel. The PowerLine acquisition provides us with dedicated efficient and effective safety resources for our employees, enhancing our overall safety programs. We do not provide safety training services to third-parties. Accordingly, there have been no revenues associated with the PowerLine acquisition since the date of acquisition. Acquisition related costs were not significant.

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

$1,047

The goodwill of $0.3 million arising from the acquisition consists largely of the cost efficiencies we expect to derive from a dedicated safety training program. All of the goodwill was assigned to our Utility Infrastructure segment and is expected to be deductible for tax purposes.

The operating costs of the PowerLine resources have been included within our Utility Infrastructure operating segment since the date of acquisition. Pro forma results of operations for the years ended December 31, 2013 and 2012 have not be included herein as the effects of the acquisition were not material to our results of operations.

2012 Acquisition of PowerSecure Solar – On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our distributed generation system platform. Our new capabilities were acquired through the acquisition of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation (the “Seller”). Our decision to offer solar solutions resulted from an evaluation of the industry and of the improved economics of distributed solar energy systems. We believe the decrease in the cost of solar panels (which we do not produce), and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. We began offering utilities and their large commercial and industrial customers solar energy distributed generation systems immediately after the acquisition, and took over the installation of several significant projects the Seller had in process, including a 4.5 megawatt system.

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

The effective date of the acquisition of the Acquired Business was June 2, 2012. Total revenues and pre-tax income from PowerSecure Solar since the effective date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2012 were $8.2 million and $0.1 million, respectively. Acquisition-related costs in the amount of $0.1 million were recognized as an expense during the year ended December 31, 2012, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

$3,523

The goodwill of $4.9 million arising from the acquisition consists largely of the assembled workforce of PowerSecure Solar, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and PowerSecure Solar. All of the goodwill was assigned to our Distributed Generation segment and is expected to be deductible for tax purposes. The non-controlling interest in PowerSecure Solar in the amount of $0.4 million was valued using a combination of an income approach and a market approach using assumptions, including a discount rate and a terminal value, that are not observable in the market.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2012, is as follows:

PowerSecure International, Inc. Acquisition of PowerSecure Solar Pro Forma Results of Operations For the Year Ended December 31, 2012
Revenues	$168,575

Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$2,146
Net income	$2,224

Diluted earnings per common share:
Income from continuing operations	$0.11
Net income	$0.12

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

During 2013 and 2012, we engaged in restructuring programs designed to reduce our cost structure and improve productivity. These initiatives consisted of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, and other actions designed to reduce our cost structure and improve productivity. We also incurred inventory and long-term asset impairment charges in connection with our 2013 restructuring activities for assets sold or made obsolete. Our restructuring program activities and the balances of our accrued restructuring liabilities at December 31, 2014 and 2013 are described in greater detail below.

2013 Business Realignment Charges – During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our LED lighting operations in our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, reorganization and consolidation of the leadership teams, closing facilities and re-sourcing manufacturing to low-cost manufacturers, eliminating certain products, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $0.7 million and $4.9 million during the years ended December 31, 2014 and 2013, respectively. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $0.3 million and $3.7 million during the years ended December 31, 2014 and 2013, respectively, are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges total $0.4 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively, and are included in restructuring charges as a component of operating expenses. We do not expect to incur any additional charges associated with the 2013 business realignment initiatives after December 31, 2014. The following table summarizes the 2013 business realignment plan activities and the balance of our accrued liabilities at and for the years ended December 31, 2014 and 2013:

	Employee Termination Costs	Inventory Writedowns and Long Term Asset Disposals	Leasehold Termination and Other Facility Exit Costs	Total
2013 Business Realignment Charges:
Accrued 2013 business realignment charges, January 1, 2013	$—	$—	$—	$—
Costs incurred and charged to cost of sales	—	3,667	—	3,667
Costs incurred and charged to restructuring expense	789	305	110	1,204
Costs paid or otherwise settled	(108)	(3,972)	—	(4,080)

Accrued 2013 business realignment charges, December 31, 2013	681	—	110	791
Costs incurred and charged to cost of sales	—	312	—	312
Costs incurred and charged to restructuring expense	162	116	149	427
Costs paid or otherwise settled	(729)	(428)	(259)	(1,416)

Accrued 2013 business realignment charges, December 31, 2014	$114	$—	$—	$114

2012 Cost Reduction Program Charges – During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program was to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction charges of $2.7 million during the year ended December 31, 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. A total of $2.2 million of the restructuring and cost reduction charges were incurred primarily at our Distributed Generation and Energy Efficiency segments, while the remaining $0.5 million of restructuring and cost reduction charges were incurred at the corporate level. All of the 2012 cost reduction program charges were complete at December 31, 2012. The following table summarizes the 2012 cost reduction program activities and the balance of the 2012 cost reduction program liabilities at and for the years ended December 31, 2014, 2013 and 2012:

	Employee Termination Costs	Employment Arrangement Revisions	Total
2012 Cost Reduction Program Charges:
Accrued 2012 cost reduction program charges, January 1, 2012	$—	$—	$—
Costs incurred and charged to expense	1,250	1,425	2,675
Costs paid or otherwise settled	(541)	(1,425)	(1,966)

Accrued 2012 cost reduction program charges, December 31, 2012	709	—	709
Costs incurred and charged to expense	—	—	—
Costs paid or otherwise settled	(535)	—	(535)

Accrued 2012 cost reduction program charges, December 31, 2013	174	—	174
Costs incurred and charged to expense	—	—	—
Costs paid or otherwise settled	(174)	—	(174)

Accrued 2012 cost reduction program charges, December 31, 2014	$—	$—	$—

The balances of accrued restructuring charges at December 31, 2014 and 2013 are included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at December 31, 2014 will be paid or otherwise settled during 2015.

6.	Discontinued Operations

During the second half of 2011 and early in 2012, we completed the shutdown activities of our PowerPackages business which provided medium speed engine distributed generation products and services within our Distributed Generation segment. The results of operations of PowerPackages during the year ended December 31, 2012 are classified as discontinued operations in the accompanying consolidated financial statements.

The results of PowerPackages discontinued operations for the year ended December 31, 2012 were as follows:

Year Ended December 31, 2012
PowerPackages Discontinued Operations:
Total revenues	$586
Cost of sales and operating expenses	460

Income before income taxes	126
Income tax expense	(48)

Income from operations	78
Gain on disposal	—
Income tax on disposal	—

Income from discontinued operations	$78

There were no assets or liabilities of the PowerPackages discontinued operations at either December 31, 2014 or 2013.

7.	Gain on Sale of Unconsolidated Affiliate

Until June 2011, we owned a significant non-controlling minority portion of the equity interests in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”) through our wholly-owned WaterSecure subsidiary. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. An amount equal to $4.0 million of the cash sales price owed by the purchaser to MM 1995-2 was held in escrow until June 1, 2012, for potential claims relating to various representations and warranties. The $4.0 million escrow had been subject to the purchaser’s rights to these funds for contingencies that were outside of our control. Upon termination of the escrow on June 1, 2012, approximately $3.9 million of the remaining escrow account balance was paid to MM 1995-2, of which we received $1.4 million, which was our distributive share from MM 1995-2 of these escrow proceeds.

We recorded a pretax gain in the amount of $1.4 million in our consolidated statements of operations for the year ended December 31, 2012 related to this final cash distribution from the sale of the assets of MM 1995-2. MM 1995-2 was legally dissolved in August 2012 after the final distribution of its remaining cash balances to its shareholders in June 2012.

8.	Debt and Interest Rate Swap Contracts

We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At December 31, 2014 and 2013, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on September 30, 2020. The credit agreement is guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

In July 2014 our credit agreement was amended to increase the letter of credit sublimit from $5.0 million to $12.0 million. The letter of credit sublimit, pursuant to which the lenders may issue letters of credit on our behalf to provide security arrangements to third parties on our behalf, is part of, but not an addition to, our $20.0 million revolver under the credit agreement. In conjunction with this amendment, our lenders issued a $12.0 million letter of credit to our bonding surety to support our bonding arrangements under two contracts to construct two utility-scale solar energy projects for a major utility. Our bonding surety released the $12.0 million letter of credit in August 2014 upon receipt of acceptable supply bonding from the solar panel manufacturer.

The credit facility contains three basic financial covenants, two of which were amended in October 2014. Under the amended credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. For the fiscal quarters ending December 31, 2014 and March 31, 2015, the fixed charge coverage ratio will be based on our financial results for the third quarter 2014 and subsequent fiscal quarters. For the fiscal quarter ending June 30, 2015 and thereafter, the fixed charge coverage ratio will be based on our financial results for the previous four fiscal quarters on a rolling basis. In addition, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the year ending December 31, 2014, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, which was not amended, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of December 31, 2014, we were in compliance with these financial covenants.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit, with Citibank and BB&T at December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Revolving line of credit, maturing November 12, 2016	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing November 12, 2016	1,920	2,080
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	19,643	23,214

Total debt	21,563	25,294
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$17,832	$21,563

We have used, and intend to continue to use, the proceeds available under the credit facility to support our growth and future investments in working capital, additional UtilityServices equipment, Company-owned distributed generation projects, other capital expenditures, acquisitions and general corporate purposes.

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

Scheduled annual principal payments on our outstanding debt obligations at December 31, 2014 are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
2015	$—	$3,571	$160	$3,731
2016	—	3,571	1,760	5,331
2017	—	3,572	—	3,572
2018	—	3,572	—	3,572
2019 and thereafter	—	5,357	—	5,357

Total scheduled principal payments	$—	$19,643	$1,920	$21,563

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 9, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at December 31, 2014, $15.7 million of our outstanding debt bears interest at a fixed rate of 3.73% and $5.9 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

Our obligations under the credit facility are secured by guarantees and security agreements by each of our active subsidiaries, including PowerSecure, Inc. The guarantees guaranty all of our obligations under the credit facility, and the security agreements grant to the Lenders a first priority security interest in virtually all of the assets of each guarantor.

There was an aggregate balance of $21.6 million outstanding under the two term loans under our credit facility as of December 31, 2014. There were no balances outstanding on the revolving portion of the credit facility at, or during the year ended, December 31, 2014 or at December 31, 2013 or at March 4, 2015. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at December 31, 2014 or at March 4, 2015. Accordingly, we currently have $20.0 million available to borrow under the revolving portion of the credit facility. The availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

9.	Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25.0 million Term Loan floating rate debt (see Note 8). The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at December 31, 2014 was $15.7 million. The termination dates of the swap contracts and the maturity date of the $25.0 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of December 31, 2014 and 2013, are as follows:

Derivative designated as	Balance Sheet	December 31,		Balance Sheet	December 31,
hedging instrument:	Location	2014	2013	Location	2014	2013
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$146	$157

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”):

	Amounts Reclassified from AOCI into income			Affected Line Item in the
	Year Ended December 31,			Consolidated Statements
AOCI Component	2014	2013	2012	of Income
Gain (loss) on cash flow hedges:
Interest rate swaps	$265	$73	$—	Interest expense
	(101)	(34)	—	Income tax expense (benefit)

	$164	$39	$—	Net of tax

	Amount of gain (loss) recognized in AOCI
	Year Ended December 31,
AOCI Component	2014	2013	2012
Gain (loss) on cash flow hedges:
Unrealized gain (loss) - Interest rate swaps	$(254)	$(230)	$—
Tax effect	97	107	—

Gain (loss) - Net of tax	$(157)	$(123)	$—

We did not realize any ineffectiveness related to our cash flow hedges during the years ended December 31, 2014, 2013 and 2012.

10.	Capital Lease Obligation

We have a capital lease with SunTrust Equipment Finance and Leasing (as lessor) from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $0.1 million over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

The balances of our capital lease obligation shown in the consolidated balance sheet at December 31, 2014 and 2013 consist entirely of our obligation under the equipment lease described above. The scheduled annual payments on our capital lease obligation are as follows:

Scheduled
Year Ending December 31:	Payments
2015	$1,015
2016 and thereafter	—

Total minimum lease payments	1,015
Less: Interest included in the lease payments	29

Present value of minimum lease payments	$986

11.	Share-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant.

Stock Plans – Historically, we have granted stock options and restricted stock awards to employees and directors under various stock plans. During the year ended December 31, 2014, we also commenced utilizing performance unit awards to compensate certain employees. We currently maintain two stock plans. Under our 1998 Stock Incentive Plan, as amended (the “1998 Stock Plan”), we granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant, and had a term of 10 years from the date of grant. Nonqualified stock option grants to our directors under the 1998 Stock Plan generally vested over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vested over periods up to five years. The 1998 Stock Plan expired on June 12, 2008, and no additional awards may be made under the 1998 Stock Plan, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.

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

Stock Options – Net income (loss) for the years ended December 31, 2014, 2013, and 2012 includes $0.2 million, $0.2 million, and $0.1 million, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.1 million, and $0.1 million, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2013	669	$8.59
Granted	110	10.35
Exercised	(244)	8.53
Expired	—	—
Forfeited	(16)	4.58

Balance, December 31, 2014	519	$9.12	5.42	$2.53

Exercisable, December 31, 2014	312	$8.11	3.20	$3.54

A summary of option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	70	14.97
Exercised	(220)	5.50
Expired	—	—
Forfeited	(19)	7.00

Balance, December 31, 2013	669	$8.59	4.55	$8.58

Exercisable, December 31, 2013	515	$8.17	3.36	$9.00

A summary of option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	80	5.07
Exercised	(97)	3.22
Expired	—	—
Forfeited	(56)	7.31

Balance, December 31, 2012	838	$7.21	4.56	$0.60

Exercisable, December 31, 2012	679	$7.56	3.71	$0.25

The weighted average grant date fair value of the options granted during the years ended December 31, 2014, 2013 and 2012 was $4.70, $6.04 and $1.94, respectively. The fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected stock price volatility	46.9%	44.5%	43.5%
Risk free interest rate	1.56%	1.45%	0.74%
Annual dividends	$—	$—	$—
Expected life (years)	6.1	5.0	5.0

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. At December 31, 2014 and 2013, there was $0.8 million and $0.5 million, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2014 are expected to be recognized over a weighted average period of approximately 2.6 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $1.8 million and $0.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $2.1 million, $1.2 million and $0.3 million, respectively. Because of cumulative net operating losses, there was no tax benefit recognized on the 2014, 2013 and 2012 stock option exercises. The total grant date fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.1 million and $0.1 million, respectively.

Restricted Stock Awards – Net income (loss) for the years ended December 31, 2014, 2013 and 2012 includes $1.8 million, $0.4 million and $0.8 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors and employees. All of the restricted stock award compensation expense during the years ended December 31, 2014, 2013 and 2012 is included in general and administrative expenses in the accompanying consolidated statements of operations. A summary of restricted stock award activity for the three years ended December 31, 2014 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	410	$11.47
Granted	126	5.24
Vested	(436)	11.01
Forfeited	—	—

Balance, December 31, 2012	100	5.62
Granted	346	15.52
Vested	(59)	6.24
Forfeited	—	—

Balance, December 31, 2013	387	14.37
Granted	246	20.48
Vested	(43)	9.02
Forfeited	(11)	23.44

Balance, December 31, 2014	579	$17.20

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

The fair value of unvested restricted shares are being amortized on a straight-line basis over the vesting period. At December 31, 2014, the balance of unrecognized compensation cost related to unvested restricted shares was $8.4 million, which is expected to be recognized over a weighted average period of approximately 4.2 years.

Performance Units – During the year ended December 31, 2014, we commenced issuing performance units under our 2008 Stock Plan. The performance units obligate the Company to issue a variable number of shares of its common stock in the event certain cumulative earnings per share performance thresholds are met for quarterly reporting periods commencing June 30, 2014 and ending December 31, 2016. At December 31, 2014, the number of shares issuable upon attainment of performance thresholds ranges from 9 thousand to 26 thousand shares. Net loss for the year ended December 31, 2014 includes $0.1 million of pre-tax compensation costs related to outstanding performance units. There was no performance unit compensation expense during the years ended December 31, 2013 and 2012. All of the performance unit compensation expense during the year ended December 31, 2014 is included in general and administrative expenses in the accompanying consolidated statements of operations.

The fair value of the performance units are being amortized on a straight-line basis over the vesting period. At December 31, 2014, the balance of unrecognized compensation cost related to outstanding performance units was $0.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

12.	Commitments and Contingencies

Securities Class Action and Related Litigation – On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and in July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. On October 10, 2014, these lawsuits were consolidated in the United States District Court for the Eastern District of North Carolina, and a lead plaintiff was appointed. As consolidated, the lawsuit was filed on behalf of all persons or entities that purchased our common stock during a purported class period from August 8, 2013 through May 7, 2014, which is the longer of the two different purported class periods used in the pre-consolidation lawsuits. A consolidated amended complaint was filed on December 29, 2014. The action alleges that certain statements made by the defendants during the class period violated federal securities laws and seeks damages in an unspecified amount. We filed a motion to dismiss the amended complaint on February 26, 2015, and plaintiffs have the opportunity to respond to that motion. As of March 4, 2015, the court has not ruled on the motion to dismiss. We believe that the claims asserted in this class action litigation are without merit, and we intend to vigorously defend against all such allegations.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount. Further action on the derivative complaint has been stayed by order of the court upon the mutual agreement of the parties, pending final resolution of the securities class action.

We have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims. The ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation and the litigation is at a very early stage. Other than an immaterial amount for expected legal expenses, we have not recognized any costs for the securities class actions as we do not believe, based upon current information, that a loss relating to these matters is probable, or that an estimate of a range of potential loss relating to these matters, can reasonably be made.

Performance Bonds and Letters of Credit – In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2014, we had approximately $265.0 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our exposure on these surety bonds was approximately $120.3 million at December 31, 2014.

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

Product Performance and Component Parts Matters – From time to time, in the ordinary course of business we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, boilers, chillers, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. In addition, because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and which exposes us to performance risks that may not be covered by warranties, or may invalidate warranties or performance certifications. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. As a result, we can encounter situations in which the responsibility for the performance issues is unclear, or difficult to ascertain. Because of our strong focus on customer satisfaction, we often take on the cost of repairs in excess of our contractual obligations. Additionally, the outcome of any performance disputes or warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally. As a result, there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, performance issues may not be covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

Utility-Scale Solar Project Contract Matters – On July 2, 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with Georgia Power Company, a large investor-owned utility customer (the “Utility”). Each of these EPC Contracts relates to a similarly sized utility-scale solar distributed generation project which will be performed for the Utility for the benefit of the Utility’s customer. We expect these solar projects to generate a total of $120 million in revenues, and be completed over the course of 2015 and 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. Thus, we expect the impact of these contracts to be dilutive to our consolidated gross margins, while being accretive to our net income and earnings per share.

The EPC Contracts, which are virtually identical in rights and obligations and differ primarily in project descriptions, provide for customary covenants, representations, warranties and indemnities to the Utility. The EPC Contracts also include terms requiring us to provide performance guarantees and indemnification to the Utility under certain circumstances, as well as provisions requiring us to pay the Utility liquidated damages upon the occurrence of certain events, including certain delays in substantial completion and when the system is placed in service. The aggregate limit on our liability to the Utility for liquidated damages related to delays under the EPC Contracts is approximately $24 million per contract, and $48 million in total. We could have additional liabilities to the Utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The EPC Contracts also contain typical events of default, including material breaches of the EPC Contracts after notice and cure periods and defaults relating to bonding and surety failures. The EPC Contracts may be terminated by us upon an event of default by the Utility, in which case we would be entitled to the payment for work performed and for actual costs incurred. We also provide a warranty on each project for three years after substantial completion of the project.

In addition, the solar projects covered by the EPC Contracts are subject to bonding requirements. In connection with these requirements, we have obtained, for the benefit of the Utility, bonding arrangements in the amount of approximately $120 million. The solar panel manufacturer has provided a supply bond to us in the amount of approximately $60 million that backstops the on-time delivery of quality panels.

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

Operating Leases – We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Many of these leases have renewal provisions. Lease expense associated with our continuing operations for the years ended December 31, 2014, 2013 and 2012 totaled $7.7 million, $5.9 million and $3.6 million, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2015	$6,181
2016	5,688
2017	4,336
2018	3,165
2019 and thereafter	3,498

Total minimum rental payments	$22,868

Employee Benefit Plan – We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In each of the three years ended December 31, 2014, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. Our 401(k) Plan expense for the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $0.8 million, and $0.6 million, respectively.

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

The New York Life annuity guarantees our obligations under the deferred compensation arrangement, and is not subject to interest rate or other market risk. The balance of the New York Life annuity at December 31, 2014 and 2013 is $3.1 million, measured at historical cost. The restricted annuity contract balances are included in the accompanying consolidated balance sheet under other assets. We are accounting for the New York Life annuity at historical cost as the fair value is not readily measureable from period to period, due to the nature of the investment. We measured the John Hancock annuity at fair value until it was terminated in December 2013 and recorded the appreciation in value as interest income in our consolidated statements of operations. For fair value measurement purposes, we classified the John Hancock annuity as a Level 3 investment in the fair value hierarchy.

We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2014 and 2013 is $2.9 million and $2.5 million, respectively, and is included in the accompanying consolidated balance sheet under other long-term liabilities. The accompanying consolidated statements of operations includes general and administrative expense in the amount of $0.3 million, $0.8 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with the deferred compensation plan.

Employment Agreements – We have an employment and non-competition agreement with Sidney Hinton, our President and Chief Executive Officer (the “Hinton Employment Agreement”). As amended, this employment agreement provides for base salary, bonus payments under our executive incentive compensation plan, grants of restricted shares of our common stock or performance units, severance benefits depending on the circumstances of the employee termination, and disability insurance policies. In addition, the Hinton Employment Agreement also provides for a $5.0 million life insurance policy and the deferred compensation payments discussed above. The Hinton Employment Agreement expires December 31, 2015, subject to automatic successive one-year renewal periods unless either we or Mr. Hinton gives notice of termination.

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

The income tax expense (benefit) included in the accompanying consolidated statements of operations represents changes in our net deferred tax assets, federal income tax and credits, state income taxes in various state jurisdictions in which we have taxable activities and changes in estimated tax effects of uncertain tax positions that we have taken. The following table summarizes our income tax expense for the years ended December 31:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$52	$123	$(25)
State	205	256	(146)

Total current	257	379	(171)

Deferred:
Federal	(3,611)	3,122	1,169
State	(744)	171	(148)

Total deferred	(4,355)	3,293	1,021

Total income tax expense (benefit)	$(4,098)	$3,672	$850

Total income tax expense (benefit) applicable to our continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income tax expense (benefit). The following table reconciles such differences for the years ended December 31:

	Year Ended December 31,
	2014	2013	2012
Federal taxes at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.2%	5.1%	(10.8)%
Permanent items	1.0%	4.6%	(8.7)%
True ups and other adjustments	(0.2)%	2.8%	14.3%

Effective income tax rate	37.0%	46.5%	28.8%

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

The components of our federal and state deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$11,414	$6,577
Tax credit carryforwards	371	319
Allowance for bad debts	178	205
Warranty reserve	603	441
Equity compensation	861	274
Other	1,792	1,539

Gross deferred tax assets	15,219	9,355

Deferred tax liabilities:
Differences between book and tax basis of property, equipment and intangible assets	13,732	12,389
Other	627	463

Gross deferred tax liabilities	14,359	12,852

Net deferred tax asset (liability)	860	(3,497)
Valuation allowance	—	—

Deferred tax assets (liabilities), net	$860	$(3,497)

The balance of our deferred tax assets at December 31, 2014 and December 31, 2013 includes the effects of $0.5 million and $0.9 million, respectively, of uncertain tax position liabilities that are offset against our deferred tax asset in accordance with the provision of ASU No. 2013-11.

The acquisitions of the Mission Critical Energy Services Business and the Electrical Contracting Business during 2014 (see Note 4) were both asset purchases that created identified intangible assets that will result in future tax consequences attributable to amortization. There were no material temporary differences between the financial statement carrying value and their respective tax bases upon acquisition and, accordingly, there are no tax effects included in the deferred tax asset and liabilities as of December 31, 2014.

The acquisition of Solais in April 2013 (see Note 4) included approximately $5.0 million of net operating loss carryforwards available to be utilized against our future taxable income, subject to an annual limitation in the amount that can be utilized in any single year. In addition, the acquisition of Solais resulted in a noncurrent deferred tax liability associated with estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of intangible assets acquired and their respective tax bases. The tax effects of the Solais acquisition described above are included in our deferred tax assets and liabilities at December 31, 2014 and 2013, but they had no effect on our income tax expense for the year ended December 31, 2013.

The deferred tax asset for net operating loss carry-forwards at December 31, 2014 and 2013 does not include $1.2 million and $0.6 million, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $3.2 million and $1.7 million tax deductions at December 31, 2014 and 2013, respectively, are included in the unused net operating loss below.

At December 31, 2014, we had unused federal net operating losses to carry forward against future years’ taxable income of $34.1 million and various state carry-forwards that expire in various amounts from 2021 to 2034.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011. We are not currently under examination for any federal or state and local income tax jurisdictions where it files tax returns. The Company apportions certain items of income between affiliates and some of these allocations may be subject to review by state tax authorities.

The following is a reconciliation of the beginning and ending amounts of unrecognized state income tax benefits:

Balance at January 1, 2012	$1,018
Additions as a result of tax positions taken related to the current year	280
Reductions for tax positions of prior year	(125)
Reductions from lapse of statute of limitations	(291)

Balance at December 31, 2012	882
Additions as a result of tax positions taken related to the current year	204
Reductions from lapse of statute of limitations	(192)

Balance at December 31, 2013	894
Additions as a result of tax positions taken related to the current year	—
Reductions for tax positions of prior year	(164)
Reductions from lapse of statute of limitations	(247)

Balance at December 31, 2014	$483

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.

We recognize interest and penalties related to our unrecognized tax benefits as a component of income tax expense or benefit. As of December 31, 2014, we had sufficient tax attributes to offset the unrecognized tax benefits and, as such, no interest or penalties are currently accrued. The total amount of interest and penalty expense (benefit) resulting from the changes in our uncertain tax positions recognized in the accompanying consolidated statements of operations was not material during the years ended December 31, 2014, 2013 and 2012. The total amount of accumulated interest and penalties recognized in the accompanying consolidated balance sheet at December 31, 2014 and 2013 is $0 million and $0.3 million, respectively. We reasonably expect that the unrecognized tax benefit associated with our uncertain tax positions will decrease by $0.1 million during 2015 due to the lapse of applicable statute of limitations.

14.	Capital Stock

NYSE Listing – On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on the NASDAQ Global Select Market, also under the symbol “POWR”.

Stock Repurchases – In November 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock. In December 2012, our board of directors authorized an increase of our stock repurchase program for an additional $5.0 million in shares of our common stock and an extension of the period of the stock repurchase program for up to two years after that increase. Repurchases of shares may be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2014, a total of 50 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $0.4 million, or an average price of $7.29 per share. During the year ended

December 31, 2013, we did not repurchase any shares under the program. During the year ended December 31, 2012, a total of 0.8 million shares were repurchased under the program at a gross purchase price, including commission costs, of $4.7 million, or an average price of $5.77 per share. The stock repurchase program expired in December 2014.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. In connection with the vesting of restricted shares, we received 6 thousand shares from employees who tendered shares at a gross purchase price of $0.1 million during the year ended December 31, 2014. During the year ended December 31, 2013, we received 8 thousand shares from employees who tendered shares at a gross purchase price of $0.1 million. During the year ended December 31, 2012, we received 0.1 million shares from employees who tendered shares at a gross purchase price of $0.6 million. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The New York Stock Exchange or the NASDAQ Global Select Market.

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

These three reportable segments, described in greater detail below, had previously been reported on a combined basis under our Utility and Energy Technologies segment as they had been operated and evaluated as one operating segment. We experienced significant growth over the last several years in most of our product and service areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our product and service areas have increased in scale and become more strategically important and distinctly organized and managed under these three groupings. In addition, our chief operating decision maker (“CODM”) has begun reviewing results and managing and allocating resources among these three strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the years ended December 31, 2013 and 2012 has been reclassified to conform to our current presentation.

Our CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that we do not allocate to our operating segments. These income and expense amounts include the results of our divested Oil and Gas Services segment for 2012, which are not material, interest income, interest expense, corporate overhead and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to the consolidated financial statements.

Distributed Generation – Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at facilities where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems are included in this segment and provide utilities and their customers with environmentally friendly power to augment their core power requirements.

Utility Infrastructure – Our Utility Infrastructure segment is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems.

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

Energy Efficiency – We deliver Energy Efficiency products and services to assist our customers in the achievement of their energy efficiency goals. We have two primary product and service offerings in our Energy Efficiency segment: LED lighting fixtures and lamps, and energy efficiency upgrades for our Energy Efficiency Services customers. Our LED lighting products are primarily focused on the utility, commercial and industrial, and retail markets, while our Energy Efficiency Services solutions are focused on serving ESCOs. In the future, we plan to bring our LED lighting products to our Energy Efficiency Services customer base. In both of our Energy Efficiency segment product and service lines we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

Summarized financial information concerning our reportable segments is shown in the following tables. Total asset amounts at December 31, 2014 and 2013 exclude intercompany receivable balances eliminated in consolidation.

	Year Ended December 31, 2014
	Distributed Generation	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$100,017	$103,204	$54,038	$(602)	$256,657
Cost of Sales (excluding depreciation and amortization)	68,648	88,199	35,843	(602)	192,088

Gross Profit	31,369	15,005	18,195	—	64,569

Operating expenses:
General and administrative	15,434	11,255	10,543	19,187	56,419
Selling, marketing and service	4,240	1,445	2,197	1,008	8,890
Depreciation and amortization	3,437	3,446	1,357	662	8,902
Restructuring charges	—	—	427	—	427

Total operating expenses	23,111	16,146	14,524	20,857	74,638

Operating income (loss)	8,258	(1,141)	3,671	(20,857)	(10,069)
Other income and (expenses):
Interest and other income	—	—	—	215	215
Interest expense	—	—	—	(1,236)	(1,236)

Income (loss) before income taxes	$8,258	$(1,141)	$3,671	$(21,878)	$(11,090)

Total capital expenditures during 2014	$7,479	$2,564	$767	$2,021	$12,831
Total goodwill at December 31, 2014	$16,317	$2,325	$21,568	$—	$40,210
Total assets at December 31, 2014	$113,056	$55,660	$44,693	$51,808	$265,217

	Year Ended December 31, 2013
	Distributed Generation	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$111,536	$111,654	$47,044	$—	$270,234
Cost of Sales (excluding depreciation and amortization)	70,354	89,908	38,389	—	198,651

Gross Profit	41,182	21,746	8,655	—	71,583

Operating expenses:
General and administrative	13,733	10,901	9,674	12,763	47,071
Selling, marketing and service	4,293	1,585	1,369	134	7,381
Depreciation and amortization	2,760	2,658	1,337	532	7,287
Restructuring charges	—	—	1,205	—	1,205

Total operating expenses	20,786	15,144	13,585	13,429	62,944

Operating income (loss)	20,396	6,602	(4,930)	(13,429)	8,639
Other income and (expenses):
Interest and other income	—	—	—	81	81
Interest expense	—	—	—	(817)	(817)

Income (loss) before income taxes	$20,396	$6,602	$(4,930)	$(14,165)	$7,903

Total capital expenditures during 2013	$5,629	$2,838	$400	$755	$9,622
Total goodwill at December 31, 2013	$6,939	$2,325	$20,962	$—	$30,226
Total assets at December 31, 2013	$88,360	$48,709	$51,518	$66,904	$255,491

	Year Ended December 31, 2012
	Distributed Generation	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$76,352	$60,735	$24,952	$—	$162,039
Cost of Sales (excluding depreciation and amortization)	46,951	45,703	18,299	—	110,953

Gross Profit	29,401	15,032	6,653	—	51,086

Operating expenses:
General and administrative	11,717	7,855	3,585	13,044	36,201
Selling, marketing and service	1,956	372	1,026	2,206	5,560
Depreciation and amortization	2,476	1,478	392	434	4,780
Restructuring charges	1,267	152	436	820	2,675

Total operating expenses	17,416	9,857	5,439	16,504	49,216

Operating income (loss)	11,985	5,175	1,214	(16,504)	1,870
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—	1,439	1,439
Interest and other income	—	—	—	88	88
Interest expense	—	—	—	(449)	(449)

Income (loss) before income taxes	$11,985	$5,175	$1,214	$(15,426)	$2,948

16.	Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2014 and 2013. In our opinion, this unaudited information has been prepared on substantially the same basis as our consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. This unaudited consolidated quarterly data should be read together with our audited consolidated financial statements and the other notes thereto. The results for any past quarter are not necessarily indicative of results for any future period.

	Quarter in 2014
	First	Second	Third	Fourth
Revenues	$52,797	$57,069	$65,044	$81,747
Cost of sales (excluding depreciation and amortization)	41,756	42,738	46,973	60,621

Gross profit	11,041	14,331	18,071	21,126
Total operating expenses	17,658	18,273	18,597	20,110

Operating income (loss)	(6,617)	(3,942)	(526)	1,016
Other income (expense), net	(296)	(287)	(324)	(114)

Income (loss) before income taxes	(6,913)	(4,229)	(850)	902
Income tax expense (benefit)	(2,654)	(1,481)	(314)	351

Net income (loss)	(4,259)	(2,748)	(536)	551
Net loss attributable to non-controlling interest	—	—	—	—

Net income (loss) attributable to PowerSecure International, Inc.	$(4,259)	$(2,748)	$(536)	$551

Earnings (loss) per share attributable to PowerSecure International, Inc. common Stockholders:
Basic	$(0.19)	$(0.12)	$(0.02)	$0.02

Diluted	$(0.19)	$(0.12)	$(0.02)	$0.02

	Quarter in 2013
	First	Second	Third	Fourth
Revenues	$44,957	$70,187	$81,510	$73,580
Cost of sales (excluding depreciation and amortization)	31,217	50,304	60,060	57,070

Gross profit	13,740	19,883	21,450	16,510
Total operating expenses	12,673	16,425	15,509	18,337

Operating income (loss)	1,067	3,458	5,941	(1,827)
Other income (expense), net	(84)	(111)	(241)	(300)

Income (loss) before income taxes	983	3,347	5,700	(2,127)
Income tax expense (benefit)	374	1,305	2,227	(234)

Net income (loss)	609	2,042	3,473	(1,893)
Net loss attributable to non-controlling interest	124	57	—	—

Net income (loss) attributable to PowerSecure International, Inc.	$733	$2,099	$3,473	$(1,893)

Earnings (loss) per share attributable to PowerSecure International, Inc. common Stockholders:
Basic	$0.04	$0.11	$0.17	$(0.09)

Diluted	$0.04	$0.11	$0.17	$(0.09)

SCHEDULE II

Description	Balance at Beginning of Period	Additions: Charged to Operating Expenses	Deductions: Write-offs		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$544	$416	$(490	) (1)	$470
Year ended December 31, 2013	336	533	(325	) (1)	544
Year ended December 31, 2012	174	195	(33	) (1)	336

Inventory reserve:
Year ended December 31, 2014	$1,357	$496	$(963	) (2)	$890
Year ended December 31, 2013	1,760	566	(969	) (2)	1,357
Year ended December 31, 2012	1,517	313	(70	) (2)	1,760

(1)	Represents amounts written off as uncollectible, less recoveries.
(2)	Represents amounts written off against reserve, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer

Date: March 4, 2015

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sidney Hinton, Christopher T. Hutter and Paul R. Hess, jointly and severally, as his true and lawful attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SIDNEY HINTON Sidney Hinton	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2015

/s/ CHRISTOPHER T. HUTTER Christopher T. Hutter	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 4, 2015

/s/ GARY J. ZUIDERVEEN Gary J. Zuiderveen	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Assistant Secretary (Principal Accounting Officer)	March 4, 2015

/s/ W. KENT GEER W. Kent Geer	Chairman of the Board and Director	March 4, 2015

/s/ THOMAS J. MADDEN III Thomas J. Madden III	Vice Chairman and Director	March 4, 2015

/s/ KEVIN P. COLLINS Kevin P. Collins	Director	March 4, 2015

/s/ A. DALE JENKINS A Dale Jenkins	Director	March 4, 2015

S-1

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Year Ended December 31, 2014

EXHIBIT INDEX

Number	Description

(2.1)	Asset Purchase and Sale Agreement, dated as of February 28, 2013, among Lime Energy Services Co., Lime Energy Co. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2013.)

(2.2)	Agreement and Plan of Merger, dated as of April 12, 2013, among Solais Lighting, Inc., the stockholders of Solais Lighting, Inc., PowerSecure International, Inc. and Brite Idela, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed April 15, 2013.)

(2.3)	Asset Purchase and Sale Agreement, dated as of October 14, 2014, between Power Design, Inc. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014).*

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed August 22, 2007.)

(3.3)	Certificate of Amendment to the Second Restated Certificate of Incorporation of PowerSecure International, Inc., filed with the Secretary of State of the State of Delaware on June 19, 2012. (Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-182214.)

(3.4)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(10.1)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)**

(10.2)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.3)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.4)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.5)	PowerSecure International, Inc. 2008 Stock Incentive Plan, as amended and restated effective June 19, 2012. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 27, 2012.)**

(10.6)	Form of Restricted Stock Agreement under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.7)	Form of Incentive Stock Option Agreement for Employees under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.8)	Form of Non-Qualified Stock Option Agreement under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.9)	Form of Non-Qualified Stock Option Agreement for Directors (Net Exercise Model) under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)**

(10.10)	Form of Non-Qualified Stock Option Agreement for Employees (Net Exercise Model) under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)**

(10.11)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(10.12)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)**

(10.13)	Restricted Stock Agreement, dated as of December 5, 2013, between PowerSecure International, Inc. and Sidney Hinton (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 9, 2013.)**

(10.14)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)**

(10.15)	Amendment No. 1 to First Amended and Restated Employment and Non-Competition Agreement, dated as of November 6, 2014, by and between Registrant and Christopher T. Hutter. (Filed herewith.)**

(10.16)	Employment and Non-Competition Agreement, dated as of September 28, 2012, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 4, 2012.)**

(10.17)	Employment and Non-Competition Agreement, dated as of September 16, 2014, between Registrant and Eric Dupont. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 18, 2014.)**

(10.18)	PowerSecure International, Inc. 2010 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2010.)**

(10.19)	Summary Sheet of Compensation of Non-Employee Directors, as of January 1, 2015. (Filed herewith.)**

(10.20)	Amended and Restated Credit Agreement, dated as of December 21, 2011, among Registrant, as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.21)	Confirmation Agreement, dated as of December 21, 2011, among Registrant and its active subsidiaries and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.22)	First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2012, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 19, 2012.)

(10.23)	Second Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2013 among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.24)	Amended and Restated Credit Agreement, dated as of December 21, 2011, as amended through June 19, 2013, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.25)	Third Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2014.)

(10.26)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014.)

(10.27)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.28)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.29)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.30)	Deed of Trust, dated as of January 17, 2008, by PowerSecure, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008.)

(10.31)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.32)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.33)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.34)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.35)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.36)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.37)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.38)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.39)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.40)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(10.41)	Engineering, Procurement and Construction Agreement – Location 1, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.42)	Engineering, Procurement and Construction Agreement – Location 2, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.43)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.44)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The schedules to the Asset Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
**	Indicates management contract or compensation plan or arrangement.
***	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.