Form 10-Q
period 2015-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2015-11-04
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, 22,483,912 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

Assets	September 30, 2015	December 31, 2014

Current Assets:
Cash and cash equivalents	$26,217	$33,775
Trade receivables, net of allowance for doubtful accounts of $502 and $470, respectively	112,125	81,381
Inventories	35,467	35,144
Income taxes receivable	—	382
Deferred tax asset, net	2,320	2,320
Prepaid expenses and other current assets	3,226	3,478

Total current assets	179,355	156,480

Property, plant and equipment:
Equipment	67,647	62,231
Furniture and fixtures	738	617
Land, building and improvements	8,020	7,413

Total property, plant and equipment, at cost	76,405	70,261
Less accumulated depreciation and amortization	24,265	20,392

Property, plant and equipment, net	52,140	49,869

Other noncurrent assets:
Goodwill	40,210	40,210
Restricted annuity contract	3,137	3,137
Intangible assets and capitalized software costs, net of accumulated amortization of $10,188 and $7,374, respectively	12,134	13,642
Other assets	2,442	1,879

Total other noncurrent assets	57,923	58,868

Total Assets	$289,418	$265,217

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

Liabilities and Stockholders’ Equity	September 30, 2015	December 31, 2014

Current liabilities:
Accounts payable	$56,706	$39,699
Accrued and other liabilities	44,834	41,113
Accrued restructuring liabilities	53	114
Income taxes payable	1,467	—
Current portion of long-term debt	3,731	3,731
Current portion of capital lease obligation	252	986

Total current liabilities	107,043	85,643

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	15,033	17,832
Capital lease obligation, net of current portion	—	—
Deferred tax liability, net	1,421	1,460
Other long-term liabilities	4,172	3,913

Total long-term liabilities	20,626	23,205

Commitments and contingencies (Notes 8 and 10)

Stockholders’ Equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,483,912 and 22,369,487 shares issued and outstanding, respectively	225	224
Additional paid-in-capital	163,613	161,163
Accumulated deficit	(1,957)	(4,941)
Accumulated other comprehensive income (loss)	(132)	(77)

Total stockholders’ equity	161,749	156,369

Total Liabilities and Stockholders’ Equity	$289,418	$265,217

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$106,982	$65,044	$293,673	$174,910
Cost of sales (excluding depreciation and amortization)	80,077	46,973	221,368	131,467

Gross profit	26,905	18,071	72,305	43,443

Operating expenses:
General and administrative	17,995	14,280	50,334	40,994
Selling, marketing and service	2,515	2,136	8,236	6,611
Depreciation and amortization	2,707	2,181	7,796	6,496
Restructuring charges	—	—	—	427

Total operating expenses	23,217	18,597	66,366	54,528

Operating income (loss)	3,688	(526)	5,939	(11,085)
Other income and (expenses):
Interest income and other income	1	5	4	14
Interest expense	(312)	(329)	(868)	(921)

Income (loss) before income taxes	3,377	(850)	5,075	(11,992)
Income tax expense (benefit)	1,385	(314)	2,091	(4,449)

Net income (loss)	$1,992	$(536)	$2,984	$(7,543)

Earnings (loss) per share:
Basic	$0.09	$(0.02)	$0.13	$(0.34)

Diluted	$0.09	$(0.02)	$0.13	$(0.34)

Weighted average common shares outstanding during the period:
Basic	22,469	22,353	22,435	22,228

Diluted	22,583	22,353	22,558	22,228

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$1,992	$(536)	$2,984	$(7,543)

Other comprehensive income (loss), net of tax:
Cash flow hedge:
Change in unrealized gain (loss)	(80)	25	(153)	(94)
Reclassification adjustment for net (gains) losses included in net income (loss)	30	41	98	128

Total comprehensive income (loss), net of tax	$1,942	$(470)	$2,929	$(7,509)

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,984	$(7,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,796	6,496
Stock compensation expense	2,017	1,504
(Gain) loss on disposal of miscellaneous assets	150	(92)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(30,744)	10,459
Inventories	(323)	(12,606)
Deferred taxes	—	79
Other current assets and liabilities	2,099	(6,316)
Other noncurrent assets and liabilities	(397)	(482)
Accounts payable	17,007	5,201
Accrued and other liabilities	3,721	8,181
Accrued restructuring liabilities	(61)	(780)

Net cash provided by operating activities	4,249	4,101

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(750)
Purchases of property, plant and equipment	(7,707)	(8,527)
Additions to intangible rights and software development	(1,306)	(494)
Proceeds from sale of property, plant and equipment	305	465

Net cash used in investing activities	(8,708)	(9,306)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Principal payments on long-term borrowings	(2,799)	(2,798)
Principal payments on capital lease obligations	(735)	(696)
Repurchases of common stock	(116)	(416)
Proceeds from stock option exercises	551	2,060

Net cash used in financing activities	(3,099)	(1,850)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,558)	(7,055)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,775	50,915

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,217	$43,860

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2015 and December 31, 2014 and

For the Three and Nine Month Periods Ended September 30, 2015 and 2014

(all amounts in thousands unless otherwise designated, except per share data)

1.	Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

We provide products and services through four operating segments: our Distributed Generation segment, our Solar Energy segment, our Utility Infrastructure segment, and our Energy Efficiency segment. These four operating segments constitute our major product and service offerings, each of which are focused on serving the needs of utilities and their large commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these four segments, which require unique knowledge and skills that utilize our core competencies, because they address large market opportunities due to their strong customer value propositions. The segments share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we distinguish our operations among these segments due to their unique products and services, differing cost structures, market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver their products and services, including personnel, technology, engineering, and intellectual capital. We currently operate primarily out of our Wake Forest, North Carolina headquarters office. Our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh-Durham and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our four operating segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

Each of our four operating segments also represents a reporting segment. See Note 12 for more information concerning our reporting segments.

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

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the condensed consolidated financial position of us and our subsidiaries as of September 30, 2015 and the condensed consolidated results of our operations and cash flows for the three and nine months ended September 30, 2015 and 2014.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Comprehensive Income or Loss – Comprehensive income or loss represents the changes in stockholders’ equity during a period resulting from transactions and other events and circumstances from non-owner sources. At September 30, 2015 and December 31, 2014, the balance of Accumulated other comprehensive income (loss) (“Accumulated OCI”) consisted solely of changes in the fair value of our interest rate cash flow hedge contracts, net of taxes.

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

In applying the percentage-of-completion method to Distributed Generation projects that specifically involve data center infrastructure construction, Utility Infrastructure turn-key projects and our Energy Efficiency Services projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

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

Inventories –Inventories are stated at the lower of cost (determined primarily on a specific-identification basis for the majority of our distributed generation inventory and secondarily on a first-in first-out basis for our LED-based lighting product inventory) or market. Our raw materials, equipment and supplies inventory consist primarily of equipment with long lead-times purchased for anticipated customer orders. Our work in progress inventory consists primarily of equipment and parts allocated to specific Distributed Generation, Solar, Utility Infrastructure, and Energy Efficiency Services project costs accounted for on the percentage-of-completion basis. Our finished goods inventory consists primarily of LED-based lighting products stocked to meet customer order and delivery requirements. Inventory also includes shipping costs incurred on incoming product shipments. We provide a valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work.

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

Warranty Reserve – We provide a standard one year warranty for our Distributed Generation, switchgear, Utility Infrastructure, and Energy Efficiency Services equipment and a 5 to 10 year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our Solar Energy products and services including a warranty period of generally 1 to 5 years for defects in material and workmanship, a warranty period that can extend to 10 to 20 years for declines in power performance, and a warranty period which can extend to 15 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or for extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve was $1.6 million and $1.7 million at September 30, 2015 and December 31, 2014, respectively, and is included in accrued and other liabilities in the accompanying condensed consolidated balance sheet.

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

Pre-tax share-based compensation expense recognized during the three months ended September 30, 2015 and 2014 was $0.7 million and $0.6 million, respectively. Pre-tax share-based compensation expense during the nine months ended September 30, 2015 and 2014 was $2.0 million and $1.5 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. We did not record any long-lived asset impairment charges during the three and nine months ended September 30, 2015 and 2014.

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

Recent Accounting Pronouncements

Business Combinations – In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us on January 1, 2016. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Presentation of Debt Issuance Costs – In April 2015, the FASB issued ASU No. 2015-03: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and in August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (“ASU 2014-09”). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. This standard replaces existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers goods or services to customers in an amount equal to the amount that it expects to be entitled to receive in exchange for those goods and services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for us for our fiscal year that begins January 1, 2018, and permits the use of either the retrospective or cumulative effect transition method. We are in the process of determining the method of adoption and evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements and related disclosures.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$1,992	$(536)	$2,984	$(7,543)

Basic weighted-average common shares outstanding in period	22,469	22,353	22,435	22,228
Dilutive effect of stock options	114	—	123	—

Diluted weighted-average common shares outstanding in period	22,583	22,353	22,558	22,228

Basic earnings (loss) per common share	$0.09	$(0.02)	$0.13	$(0.34)

Diluted earnings (loss) per common share	$0.09	$(0.02)	$0.13	$(0.34)

4.	Contingent Consideration Payments on 2014 Acquisition

On October 14, 2014, we acquired the mission critical data center energy services operations and certain related assets of Power Design, Inc., a Florida corporation (“PDI”), pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), between PDI, as seller, and PowerSecure, Inc., as purchaser. We have integrated these operations within our Distributed Generation segment.

The purchase price paid for these operations was $13.0 million in cash and $0.1 million cash for a working capital adjustment plus a potential additional contingent cash payment in the amount of $1.0 million if PowerSecure, Inc. obtained firm backlog after the closing in the amount of at least $5.0 million from the acquired business, or in the amount of $2.0 million if the firm backlog amount obtained after closing is at least $15.0 million. In accordance with the terms of the Purchase Agreement, we paid $1.0 million of contingent cash consideration to PDI on April 3, 2015 and we paid an additional $1.0 million of contingent cash consideration to PDI on September 11, 2015 as the result of post-closing backlog that the acquired business has generated. The balance of our contingent consideration liability related to this acquisition at September 30, 2015 and December 31, 2014 was $0 and $1.9 million, respectively.

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

The following table summarizes the balance of our accrued restructuring liabilities at and for the nine months ended September 30, 2015:

	Employee Termination Costs	Inventory Writedowns and Long Term Asset Disposals	Leasehold Termination and Other Facility Exit Costs	Total

Accrued restructuring liabilities, December 31, 2014	$114	$—	$—	$114
Costs paid or otherwise settled	(61)	—	—	(61)

Accrued restructuring liabilities, September 30, 2015	$53	$—	$—	$53

The balances of our accrued restructuring liabilities at September 30, 2015 and December 31, 2014 are included in current liabilities in our condensed consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at September 30, 2015 will be paid or otherwise settled during the remainder of 2015.

6.	Debt and Interest Rate Swap Contracts

We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At September 30, 2015 and December 31, 2014, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a credit facility under which we had a $20.0 million revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. The credit agreement is a senior, first-priority obligation guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

On November 3, 2015, we entered into an amendment to our credit facility with our lenders to 1) increase the size of the revolving loan to $40 million from $20 million, the amount of the availability of which will continue to be subject to our compliance with our financial covenants as amended; 2) extend the maturity date of the entire credit facility to June 30, 2020 from November 12, 2016, including the revolving loan and the $2.6 million term loan; 3) add an accordion provision permitting us to request an increase in the revolving loan by up to an additional $20 million, subject to lender’s participation; and 4) reduce our financial covenant of maximum debt to capitalization ratio at the end of any fiscal quarter to 0.25 from 0.30.

The credit facility contains three basic financial covenants. First, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. Prior to the fiscal quarter ended June 30, 2015, the fixed charge coverage ratio was based on our financial results for the third quarter 2014 and subsequent fiscal quarters. Commencing with the fiscal quarter ended June 30, 2015 and continuing thereafter, the fixed charge coverage ratio is based on our financial results for the previous four fiscal quarters on a rolling basis. Second, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the 2014 fiscal year, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, at the end of any fiscal quarter commencing with the fiscal quarter ending September 30, 2015 cannot exceed 25%. As of September 30, 2015, we were in compliance with these financial covenants.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit and term loans, with Citibank and BB&T at September 30, 2015 and December 31, 2014, reflecting maturity dates resulting from the November 3, 2015 amendment:

	September 30, 2015	December 31, 2014
Revolving line of credit, maturing June 30, 2020	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing June 30, 2020	1,800	1,920
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	16,964	19,643

Total debt	18,764	21,563
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$15,033	$17,832

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

Scheduled remaining principal payments on our outstanding debt obligations at September 30, 2015, are as follows, reflecting maturity dates resulting from the November 3, 2015 amendment:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
Remainder of 2015	$—	$892	$40	$932
2016	—	3,571	160	3,731
2017	—	3,572	160	3,732
2018	—	3,572	160	3,732
2019 and thereafter	—	5,357	1,280	6,637

Total scheduled principal payments	$—	$16,964	$1,800	$18,764

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 7, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at September 30, 2015, $13.6 million of our outstanding debt bears interest at a fixed rate of 3.73% and $5.2 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

There was an aggregate balance of $18.8 million outstanding under the two term loans under our credit facility as of September 30, 2015. There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, September 30, 2015 or at December 31, 2014 or at November 4, 2015. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at September 30 or November 4, 2015. Accordingly, at September 30, 2015, the full $20.0 million was available to borrow under the revolving portion of the credit facility as then in effect. As a result of the increase in the revolving line of credit under the subsequent amendment to our credit facility, as of November 4, 2015, approximately $36 million was available to borrow under the revolving line of credit within the limits of our financial covenants. The availability this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

7.	Derivative Instruments and Hedging Activities

In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25 million Term Loan floating rate debt (see Note 6). The interest rate swaps effectively converted 80% of the outstanding balance of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at September 30, 2015 was $13.6 million. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of September 30, 2015 and December 31, 2014, are as follows:

Derivative designated as hedging instrument:	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014

Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$240	$146

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”):

AOCI Component	Amounts Reclassified from AOCI into income				Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) on cash flow hedges:
Interest rate swaps	$53	$65	$166	$202	Interest expense
	(23)	(24)	(68)	(74)	Tax expense (benefit)

	$30	$41	$98	$128	Net of tax

AOCI Component	Amount of gain (loss) recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) on cash flow hedges:
Unrealized gain (loss) -
Interest rate swaps	$(139)	$39	$(260)	$(148)
Tax effect	59	(14)	107	54

Gain (loss) - net of tax	$(80)	$25	$(153)	$(94)

We did not realize any ineffectiveness related to our cash flow hedges during the three or nine months ended September 30, 2015 and 2014.

8.	Capital Lease Obligations

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

The balances of our capital lease obligations shown in the accompanying condensed consolidated balance sheet at September 30, 2015 and December 31, 2014 consists entirely of our obligations under the equipment lease described above.

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

Stock Options – Net income (loss) for the three months ended September 30, 2015 and 2014 includes $71 thousand and $49 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income (loss) for the nine months ended September 30, 2015 and 2014 includes $215 thousand and $137 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of option activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2014	519	$9.12
Granted	21	11.88
Exercised	(93)	5.90
Expired	—	—
Forfeited	(8)	7.32

Balance, September 30, 2015	439	$9.97	5.71	$1,194

Exercisable, September 30, 2015	269	$9.40	3.98	$838

A summary of option activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2013	669	$8.59
Granted	30	13.55
Exercised	(237)	8.68
Expired	—	—
Forfeited	(13)	4.58

Balance, September 30, 2014	449	$8.99	4.87	$1,073

Exercisable, September 30, 2014	319	$8.01	3.42	$871

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $4.99 and $5.61, respectively. The fair value of the stock options granted during the nine months ended September 30, 2015 and 2014 was measured using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Expected stock price volatility	46.4%	45.8%
Risk free interest rate	1.5%	1.7%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2015 and December 31, 2014, there was $0.7 million and $0.8 million, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2015 are expected to be recognized over a weighted average period of approximately 4.2 years.

During the three months ended September 30, 2015 and 2014, the total intrinsic value of stock options exercised was $0.2 million and $40 thousand, respectively. Cash received from stock option exercises during the three months ended September 30, 2015 and 2014 was $251 thousand and $15 thousand, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2015 and 2014 was $128 thousand and $110 thousand, respectively.

During the nine months ended September 30, 2015 and 2014, the total intrinsic value of stock options exercised was $0.6 million and $3.3 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2015 and 2014 was $0.6 million and $2.0 million, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2015 and 2014 was $234 thousand and $175 thousand, respectively

Restricted Stock Awards and Restricted Stock Units – Net income (loss) for the three months ended September 30, 2015 and 2014 includes $0.6 million and $0.5 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards and restricted stock units granted to directors and employees. Net income (loss) for the nine months ended September 30, 2015 and 2014 includes $1.6 million and $1.3 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards and restricted stock units granted to directors and employees. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2015 and 2014 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of restricted stock award activity for the nine months ended September 30, 2015 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	579	$17.20
Granted	30	12.47
Vested	(44)	10.53
Forfeited	—	—

Balance, September 30, 2015	565	$17.47

A summary of restricted stock award activity for the nine months ended September 30, 2014 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	387	$14.37
Granted	246	20.48
Vested	(32)	9.67
Forfeited	(5)	23.44

Balance, September 30, 2014	596	$17.07

A summary of restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	—	$—
Granted	11	15.49
Vested	(3)	15.49
Forfeited	—	—

Balance, September 30, 2015	8	$15.49

There were no restricted stock units issued or outstanding at or during the three or nine months ended September 30, 2014.

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

The fair value of the restricted shares and restricted stock units is amortized on a straight-line basis over the respective vesting period. At September 30, 2015, the balance of unrecognized compensation cost related to unvested restricted shares was $7.2 million, which is expected to be recognized over a weighted average period of approximately 4.5 years. At September 30, 2015, the balance of unrecognized compensation cost related to unvested restricted stock units was $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Performance Units – Net income (loss) for the three months ended September 30, 2015 and 2014 includes $67 thousand and $35 thousand, respectively, of pre-tax compensation costs related to outstanding performance units based on the number of awards that we expect will vest over the requisite service period and the probable outcome of the associated performance condition. Net income (loss) for the nine months ended September 30, 2015 includes $168 thousand and $35 thousand, respectively, of pre-tax compensation costs related to outstanding performance units based on the number of awards that we expect will vest over the requisite service period and the probable outcome of the associated performance condition. All of the performance unit compensation expense during the three and nine months ended September 30, 2015 and 2014 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of performance unit award activity for the nine months ended September 30, 2015 is as follows:

	Unvested Performance Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	17	$20.57
Granted	28	12.30
Vested	—	—
Incremental performance shares vested	—	—
Forfeited	—	—

Balance, September 30, 2015	45	$15.39

A summary of performance unit award activity for the nine months ended September 30, 2014 is as follows:

	Unvested Performance Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	—	$—
Granted	17	20.57
Vested	—	—
Incremental performance shares vested	—	—
Forfeited	—	—

Balance, September 30, 2014	17	$20.57

The performance units outstanding at September 30, 2015 obligate the Company to issue a variable number of shares of its common stock in the event certain cumulative earnings per share performance thresholds are met. At September 30, 2015, the number of shares issuable upon attainment of performance thresholds ranges from 23 thousand to 68 thousand shares. The fair value of the performance units are being amortized on a straight-line basis over the requisite service period. At September 30, 2015, the balance of unrecognized compensation costs related to outstanding performance units was $0.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

We filed a motion to dismiss the amended complaint on February 26, 2015, which the court granted on September 15, 2015, with leave for the plaintiff to file a second amended complaint. On October 16, 2015, the plaintiff filed a second amended consolidated class action complaint, with similar allegations over the same class period. We intend to file a motion to dismiss the second amended complaint. We cannot provide any assurance as to when the court will rule on a motion to dismiss or whether that motion will be granted. We believe that the claims asserted in this class action litigation are without merit, and we intend to vigorously defend against all such allegations.

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

Performance Bonds and Letters of Credit – In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2015, we had approximately $423.6 million in surety bonds outstanding. Based upon the current status of the completion of our contracts and projects, we estimate our exposure on these surety bonds was approximately $234.4 million at September 30, 2015. In July 2015, we obtained bonding in the amount of approximately $85.0 million in connection with a July 2015 utility-scale solar project, which is subject to modification or termination, and which would correspondingly modify the amount of and exposure with respect to our surety bonds outstanding, as discussed in greater detail below.

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

Utility-Scale Solar Energy Project Contract Matters – In July 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with Georgia Power Company, a large investor-owned utility customer (the “Utility”) and in July 2015, we entered into a third EPC Contract with the Utility, which may be modified as discussed below. Each of these EPC Contracts relates to a similarly sized utility-scale solar distributed generation project that will be performed for the Utility for the benefit of the Utility’s customers. These three solar projects are currently expected to total approximately $180 million in revenues, a portion of which we have already recognized, which total amount is subject to modification as discussed below, and we expect these projects to be completed over the course of 2015 and 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. Thus, we expect the impact of these contracts to be dilutive to our consolidated gross margins as a percentage of revenues, while being accretive to our net income and earnings per share. The scheduled substantial completion and placed in service dates of the three EPC Contracts range from August 1, 2016 to December 31, 2016.

We have been recently notified by the Utility that the size and scope of the solar project contemplated by the July 2015 EPC Contract may be reduced, due to a change in the Utility customer’s requirements. Accordingly, we, along with the Utility, are evaluating the impact of potential modifications to the size and scope of this third solar project, to determine the financial impact on us and the viability of the project due to such modifications. This evaluation may result in either a mutually acceptable reduction in the size and scope of the solar project or the mutual termination of the contract. As of November 4, 2015, the July 2015 EPC Contract has not been amended, restated or terminated, and the underlying solar project has not been modified. Based on the current information we have received on the size and scope of the potential reduction in this solar project by the Utility customer, we estimate that the revenues generated by the July 2015 EPC Contract will be reduced to a range we currently estimate will be between $60 million to $70 million from the original $85 million project size. However, we cannot provide any assurance that the revenues from any modification of the July 2015 EPC Contract will meet our current expectation or that the project will not be terminated in its entirety.

The EPC Contracts, which are virtually identical in rights and obligations and differ primarily in project descriptions, provide for customary covenants, representations, warranties and indemnities to the Utility. The EPC Contracts also include terms requiring us to provide performance guarantees and indemnification to the Utility under certain circumstances, as well as provisions requiring us to pay the Utility liquidated damages upon the occurrence of certain events, including certain delays in substantial completion and when the system is placed in service. The aggregate limit on our liability to the Utility for liquidated damages related to delays under the EPC Contracts ranges from approximately $24 million to approximately $34 million per contract, and is $82 million in total, although those amounts will be reduced if the project from the July 2015 EPC Contract is modified to a lower size or terminated entirely. We could have additional liabilities to the Utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The EPC Contracts also contain typical events of default, including material breaches of the EPC Contracts after notice and cure periods and defaults relating to bonding and surety failures. The EPC Contracts may be terminated by us upon an event of default by the Utility, in which case we would be entitled to the payment for work performed and for actual costs incurred. We also provide a warranty on each project for three years after substantial completion of the project.

In addition, the solar projects covered by the EPC Contracts are subject to bonding requirements. In connection with these requirements, we have obtained, for the benefit of the Utility, bonding arrangements in the aggregate amount of approximately $205 million at September 30, 2015 for the three EPC Contracts. Our solar panel manufacturer has provided a supply bond to us in the amount of approximately $72.6 million that backstops the on-time delivery of quality panels.

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

The income tax expense (benefit) for the three and nine months ended September 30, 2015 and 2014 represents our income (loss) before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal income tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

12.	Segment Information

Our operating and reporting segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Solar Energy solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

The Distributed Generation and Solar Energy reporting segments, described in greater detail below, had previously been reported on a combined basis under our Distributed Generation segment as they both utilized distributed generation technology solutions in their products and services, and they shared overhead costs. As a result of the utility-scale solar projects awarded to us in July 2014 the Solar Energy operations became a material portion of our consolidated revenues and operations in 2015 and we expect that to continue for the foreseeable future, and it is now being supported by separate overhead costs. In addition, the cost and margin structure of the Solar Energy segment differs from our traditional Distributed Generation segment. For these reasons, we determined it was appropriate to report our Distributed Generation and Solar Energy operations as separate reporting segments commencing in 2015. Our segment information for the three and nine month periods ended September 30, 2014 have been reclassified to conform to our current presentation.

Our Chief Operating Decision Maker (“CODM”) reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various expense items that we do not allocate to our operating segments. These expenses include corporate overhead and corporate-wide items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reporting segments are the same as those described in Note 2 of the notes to condensed consolidated financial statements.

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

Summarized financial information concerning our reporting segments is shown in the following tables.

	Three Months Ended September 30, 2015
	Distributed Generation	Solar Energy	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$37,616	$15,744	$34,693	$19,031	$(102)	$106,982
Cost of Sales (excluding depreciation and amortization)	24,311	14,740	29,025	12,103	(102)	80,077

Gross Profit	13,305	1,004	5,668	6,928	—	26,905

Operating expenses:
General and administrative	5,083	919	3,374	3,093	5,526	17,995
Selling, marketing and service	1,015	132	461	597	310	2,515
Depreciation and amortization	1,092	45	849	388	333	2,707
Restructuring charges	—	—	—	—	—	—

Total operating expenses	7,190	1,096	4,684	4,078	6,169	23,217

Operating income (loss)	6,115	(92)	984	2,850	(6,169)	3,688
Other income and (expenses):
Interest income and other income	—	—	—	—	1	1
Interest expense	—	—	—	—	(312)	(312)

Income (loss) before income taxes	$6,115	$(92)	$984	$2,850	$(6,480)	$3,377

Total goodwill at September 30, 2015	$11,403	$4,914	$2,325	$21,568	$—	$40,210
Total assets at September 30, 2015	$119,197	$29,982	$49,587	$48,474	$42,178	$289,418

	Three Months Ended September 30, 2014
	Distributed Generation	Solar Energy	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$19,664	$6,282	$22,460	$16,806	$(168)	$65,044
Cost of Sales (excluding depreciation and amortization)	12,026	5,580	19,145	10,390	(168)	46,973

Gross Profit	7,638	702	3,315	6,416	—	18,071

Operating expenses:
General and administrative	3,085	530	2,738	2,744	5,183	14,280
Selling, marketing and service	1,062	111	536	616	(189)	2,136
Depreciation and amortization	786	25	886	319	165	2,181
Restructuring charges	—	—	—	—	—	—

Total operating expenses	4,933	666	4,160	3,679	5,159	18,597

Operating income (loss)	2,705	36	(845)	2,737	(5,159)	(526)
Other income and (expenses):
Interest income and other income	—	—	—	—	5	5
Interest expense	—	—	—	—	(329)	(329)

Income (loss) before income taxes	$2,705	$36	$(845)	$2,737	$(5,483)	$(850)

	Nine Months Ended September 30, 2015
	Distributed Generation	Solar Energy	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$102,612	$47,076	$96,840	$47,452	$(307)	$293,673
Cost of Sales (excluding depreciation and amortization)	65,723	43,168	82,287	30,497	(307)	221,368

Gross Profit	36,889	3,908	14,553	16,955	—	72,305

Operating expenses:
General and administrative	14,166	2,638	9,595	9,147	14,788	50,334
Selling, marketing and service	3,652	424	1,158	1,891	1,111	8,236
Depreciation and amortization	3,241	109	2,454	1,145	847	7,796
Restructuring charges	—	—	—	—	—	—

Total operating expenses	21,059	3,171	13,207	12,183	16,746	66,366

Operating income (loss)	15,830	737	1,346	4,772	(16,746)	5,939
Other income and (expenses):
Interest and other income	—	—	—	—	4	4
Interest expense	—	—	—	—	(868)	(868)

Income (loss) before income taxes	$15,830	$737	$1,346	$4,772	$(17,610)	$5,075

Total capital expenditures YTD 2015	$4,964	$383	$2,313	$457	$896	$9,013

	Nine Months Ended September 30, 2014
	Distributed Generation	Solar Energy	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$56,859	$8,894	$73,059	$36,687	$(589)	$174,910
Cost of Sales (excluding depreciation and amortization)	35,849	8,006	63,566	24,635	(589)	131,467

Gross Profit	21,010	888	9,493	12,052	—	43,443

Operating expenses:
General and administrative	9,000	1,507	8,287	7,455	14,745	40,994
Selling, marketing and service	3,099	335	1,159	1,787	231	6,611
Depreciation and amortization	2,345	72	2,612	985	482	6,496
Restructuring charges	—	—	—	427	—	427

Total operating expenses	14,444	1,914	12,058	10,654	15,458	54,528

Operating income (loss)	6,566	(1,026)	(2,565)	1,398	(15,458)	(11,085)
Other income and (expenses):
Interest and other income	—	—	—	—	14	14
Interest expense	—	—	—	—	(921)	(921)

Income (loss) before income taxes	$6,566	$(1,026)	$(2,565)	$1,398	$(16,365)	$(11,992)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and nine month periods ended September 30, 2015, which we refer to as the third quarter 2015 and nine month period 2015, respectively, and the three and nine month periods ended September 30, 2014, which we refer to as the third quarter 2014 and nine month period 2014, respectively, and of our consolidated financial condition as of September 30, 2015 should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the effects on our financial condition, results of operations and prospects of our business acquisitions;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates;

•	fluctuations in the gross margins of the projects and changes to customer relationships in each of our segments, as well as our ability to address inefficiencies in our Utility Infrastructure segment and improve the segment’s gross margins;

•	the amount of anticipated revenues and profits from, the timing of, and our ability to successfully execute on, the large solar projects;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, including but not limited to the securities class action litigation, warranty claims and other claims and proceedings that arise from time to time.

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

The Distributed Generation and Solar Energy operating segments, described in greater detail below, had previously been reported on a combined basis under our Distributed Generation segment as they both utilized distributed generation technology solutions in their products and services, and they shared overhead costs. As a result of the utility-scale solar projects awarded to us in July 2014, the Solar Energy operations became a material portion of our consolidated revenues and operations in 2015 and we expect that to continue for the foreseeable future, and it is now being supported by separate overhead costs. In addition, the cost and margin structure of the Solar Energy segment differs from our traditional Distributed Generation segment. For these reasons, we determined it was appropriate to report our Distributed Generation and Solar Energy operations as separate reporting segments commencing in 2015.

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

We currently operate primarily out of our Wake Forest, North Carolina headquarters office, and our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh-Durham and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our operating segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our Distributed Generation systems typically utilize our proprietary PowerBlock units or, alternatively, generators sourced from major global generator manufacturers as the power plants for our systems. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In October 2014, we acquired the mission critical data center energy services operations which provides full turnkey electrical infrastructure design, implementation and commissioning services to data center owners. These operations have been integrated within our Distributed Generation segment.

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

In the nine month period 2015, approximately 87% of our Distributed Generation systems revenues consisted of customer-owned system sales, and approximately 13% of our Distributed Generation systems revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Solar Energy

Our Solar Energy operating segment, which is operated primarily by our PowerSecure Solar subsidiary, is a natural extension of our traditional Distributed Generation product and service segment. Our Solar Energy systems use photovoltaic solar panels (which we do not manufacture) to provide utilities and their customers with environmentally friendly power to augment their core power requirements. Our PowerSecure Solar team provides us with the ability to deliver Solar Energy systems integrated with our Distributed Generation solutions platform. These Solar Energy systems are sold under the project-based, customer-owned model. Our Solar Energy distributed generation business has recently significantly expanded under awards from one of the largest investor-owned utilities in the U.S. to provide three utility-scale solar installations that we currently expect to generate a total of approximately $180 million in revenues during 2015 and 2016, including revenues from such projects that we have already recognized, and which amount is subject to modification as described below.

In July 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with a large investor-owned utility customer (the “Utility”), and in July 2015, we entered into a third EPC Contract with the Utility. We have been recently notified by the Utility that the size and scope of the solar project contemplated by the July 2015 EPC Contract may be reduced, due to a change in the Utility customer’s requirements. Accordingly, we, along with the Utility, are evaluating the impact of potential modifications to the size and scope of this third solar project, to determine the financial impact on us and the viability of the project due to such modifications. This evaluation may result in either a mutually acceptable reduction in the size and scope of the solar project or the mutual termination of the contract. As of the date of this Report, the July 2015 EPC Contract has not been amended, restated or terminated, and the underlying solar project has not been modified. Based on the current information we have received on the size and scope of the potential reduction in this solar project by the Utility customer, we estimate that the revenues generated by the July 2015 EPC Contract will be reduced to a range we currently estimate will be between $60 million to $70 million from the original $85 million project size. However, we cannot provide any assurance that the revenues from any modification of the July 2015 EPC Contract will meet our current expectation or that the project will not be terminated in its entirety.

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

Our LED lighting products include our PowerSecure Lighting, Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we realigned and consolidated these operations into PowerSecure Lighting, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our Energy Efficiency Services business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to ESCOs, which deliver these energy efficiency solutions to commercial, industrial and institutional facilities. On September 2, 2014, we acquired the retail energy services operations of Apex Controls, Inc. (“Apex”). The acquired operations provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy Efficiency Services solutions to large retailers.

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

Recent Developments

On October 21, 2015, we announced that we received approximately $50 million in new business, including approximately $33 million of new Distributed Generation business awards, approximately $9 million of new Energy Efficiency business awards and approximately $8 million of new Utility Infrastructure business awards. The $33 million in new Distributed Generation business awards include approximately $6 million in new and expanded data center projects, approximately $18 million in new turnkey Distributed Generation projects for utility, retail and municipal customers, and approximately $9 million in five-year renewals for company-owned distributed generation systems located at multiple stores and distribution centers for a Fortune 500 retailer. The $9 million of new Energy Efficiency business awards include approximately $4 million for Energy Efficiency projects with a new state agency customer in the Northeastern U.S. that manages energy efficiency projects in that state, approximately $3 million for municipal, university and other energy efficiency programs in Canada for a major ESCO customer, and approximately $2 million for new federal, state and university energy efficiency projects in the U.S. for ESCO and other customers. The $8 million of new Utility Infrastructure business awards include approximately $3 million for utility infrastructure upgrades for the federal government, approximately $3 million to upgrade substations at a major university, and approximately $2 million of new transmission, distribution and grid hardening projects for new and existing utility customers.

On September 10, 2015, we announced that we received approximately $40 million in new business awards, including approximately $20 million of new Distributed Generation business awards and approximately $20 million of new Utility Infrastructure business awards. The $20 million in new Distributed Generation business awards include approximately $10 million in new and expanded data center projects and approximately $10 million in new turnkey

Distributed Generation projects for hospital, industrial, municipal and retail customers. The $20 million in new Utility Infrastructure business awards includes approximately $16 million of new transmission projects for an existing investor owned utility customer and approximately $4 million of new transmission, distribution and grid hardening projects for new and existing utility customers.

Financial Results Highlights

Our consolidated revenues in the third quarter 2015 were $107.0 million, an increase of $41.9 million, or 64.5%, over our consolidated revenues during the third quarter 2014. The drivers of this year-over-year revenue increase were revenue increases in each of our reporting segments, as follows: a $18.0 million, or 91.3%, increase in our Distributed Generation segment revenues; a $9.5 million, or 150.6%, increase in our Solar Energy segment revenues; a $12.2 million, or 54.5%, increase in our Utility Infrastructure segment revenues; and a $2.2 million, or 13.2%, increase in our Energy Efficiency segment revenues. The increase in our Distributed Generation segment revenues during the third quarter 2015 was a result of an increase in traditional turn-key Distributed Generation project sales and an increase in sales from data center customers supported by the purchase of our mission critical data center energy services operations in 2014. The increase in our Solar Energy segment revenues reflects an increase in the number and size of solar projects we are executing year-over-year, as well as an overall increase in customer demand for solar solutions, driven, in part, by the scheduled expiration or reduction of the federal alternative energy investment tax credits at the end of 2016. The increase in our Utility Infrastructure revenues was driven by a $11.3 million increase in UtilityServices revenues. The increase in our UtilityServices revenue was primarily due to our focus on new business development activity. The increase in our Energy Efficiency segment revenues was due to a $6.1 million increase in revenues from our Energy Efficiency Services projects, partially offset by a $3.9 million decrease in LED lighting product sales.

Our third quarter 2015 gross margin as a percentage of revenue decreased to 25.1%, compared to 27.8% in the third quarter 2014, on a consolidated basis. This year-over-year gross profit margin decrease was primarily driven by the increase in revenues from our Solar Energy segment, which include utility-scale solar projects that carrying gross margins significantly lower than the gross margins from our other segments. To a lesser extent, our gross margins were affected by a mix of lower margin projects in our Distributed Generation and Energy Efficiency reporting segments, partially offset by a gross margin increase in our Utility Infrastructure reporting segment. Distributed Generation segment gross profit margins were 35.4% in the third quarter 2015 compared to 38.8% in the third quarter 2014. Solar Energy segment gross profit margins were 6.4% in the third quarter 2015 compared to 11.2% in the third quarter 2014. Utility Infrastructure segment gross profit margins were 16.3% in the third quarter 2015 compared to 14.8% in the third quarter 2014. Energy Efficiency segment gross profit margins were 36.4% in the third quarter 2015 compared to 38.2% in the third quarter 2014. Our Distributed Generation and Energy Efficiency segment gross profit margins decreased due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margin decreased in the third quarter 2015 compared to the third quarter 2014 due to the impact of the lower margin utility scale solar projects. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the third quarter 2015 increased by $4.6 million, or 24.8%, compared to our operating expenses during the third quarter 2014. The year-over-year increase in operating expenses was driven by increases in general and administrative expense due to incremental operating expenses associated with the acquisition of our retail energy services operations within our Energy Efficiency Services business in September 2014, and our acquisition of our mission critical data center energy services operations within our Distributed Generation segment in October 2014. The remaining year-over-year increase in our operating expenses was driven by increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms, an increase in selling expenses due to additional sales executives and sales compensation, and an increase in depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our consolidated operating income for the third quarter 2015 was $3.7 million compared to an operating loss of ($0.5) million for the third quarter 2014. The growth in our consolidated operating income was driven primarily by the increase in revenues and gross profit in each of our segments, despite the reduction in our consolidated gross profit margin as a percentage of revenue, as operating expenses as a percentage of revenue decreased. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment operating income (loss):

Distributed Generation	$6,115	$2,705	$3,410	126.1%
Solar Energy	(92)	36	(128)	(355.6)%
Utility Infrastructure	984	(845)	1,829	216.4%
Energy Efficiency	2,850	2,737	113	4.1%
Corporate and other unallocated costs	(6,169)	(5,159)	(1,010)	(19.6)%

Total	$3,688	$(526)	$4,214	801.1%

Our consolidated net income for the third quarter 2015 was $2.0 million, or $0.09 per diluted share, compared to a net loss of ($0.5) million, or ($0.02) per diluted share, for the third quarter 2014.

Our consolidated revenues in the nine month period 2015 were $293.7 million, an increase of $118.8 million, or 67.9%, over our consolidated revenues during the nine month period 2014. The drivers of this year-over-year revenue increase were revenue increases in each of our reporting segments, as follows: a $45.8 million, or 80.5%, increase in our Distributed Generation segment revenues; a $38.2 million, or 429.3%, increase in our Solar Energy segment revenues; a $23.8 million, or 32.6%, increase in our Utility Infrastructure segment revenues; and a $10.8 million, or 29.3%, increase in our Energy Efficiency segment revenues. The increase in our Distributed Generation segment revenues during the nine month period 2015 was a result of an increase in traditional turn-key Distributed Generation project sales and an increase in sales from data center customers supported by the acquisition of our mission critical data center energy services operations in 2014. The increase in our Solar Energy segment revenues reflects an increase in the number and size of solar projects we are executing year-over-year, as well as an overall increase in customer demand for solar solutions, driven, in part, by the scheduled expiration or reduction of the federal alternative energy investment tax credits at the end of 2016. The increase in our Utility Infrastructure revenues was driven by a $23.7 million increase in UtilityServices revenues. The increase in our UtilityServices revenue was primarily due to our focus on new business development activity as we improved operational performance in our UtilityServices operations. The increase in our Energy Efficiency segment revenues was due to a $9.3 million increase in revenues from our Energy Efficiency Services projects and a $1.5 million increase in LED lighting product sales.

Our nine month period 2015 gross margin as a percentage of revenue decreased slightly to 24.6%, compared to 24.8% in the nine month period 2014, on a consolidated basis. This year-over-year gross profit margin decrease was driven by an increase in revenues from our Solar Energy segment, which include utility-scale solar projects which carry lower gross margins. To a lesser extent, our gross margins were affected by a mix of lower margin projects in our Distributed Generation reporting segment, partially offset by a gross margin increase in our Utility Infrastructure and Energy Efficiency reporting segments. Distributed Generation segment gross profit margins were 35.9% in the nine month period 2015 compared to 37.0% in the nine month period 2014. Solar Energy segment gross profit margins were 8.3% in the nine month period 2015 compared to 10.0% in the nine month period 2014. Utility Infrastructure segment gross profit margins were 15.0% in the nine month period 2015 compared to 13.0% in the nine month period 2014. Energy Efficiency segment gross profit margins were 35.7% in the nine month period 2015 compared to 32.9% in the nine month period 2014. Our Distributed Generation segment gross profit margin decreased due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margin decreased due to the effects of the lower-margin utility-scale projects in the nine month period 2015 compared to the nine month period 2014. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. The Energy Efficiency segment gross profit margin improvement was driven by improvements in our LED product gross margins which was slightly offset by lower gross margins from our Energy Efficiency Services projects. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during the nine month period 2015 increased by $11.8 million, or 21.7%, compared to our operating expenses during the nine month period 2014. The year-over-year increase in operating expenses was driven by increases in general and administrative expense due to incremental operating expenses associated with the acquisition of our retail energy services operations in September 2014, and our mission critical data center energy services operations in October 2014. The remaining year-over-year increase in our operating expenses was driven by increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms, an increase in selling expenses due to additional sales executives, and an increase in depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our consolidated operating income for the nine month period 2015 was $5.9 million compared to an operating loss of ($11.1) million for the nine month period 2014, which included $0.7 million of restructuring charges. The following table summarizes our operating income (loss) by reporting segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment operating income (loss):

Distributed Generation	$15,830	$6,566	$9,264	141.1%

Solar Energy	737	(1,026)	1,763	171.8%

Utility Infrastructure	1,346	(2,565)	3,911	152.5%
Energy Efficiency	4,772	1,398	3,374	241.3%
Corporate and other unallocated costs	(16,746)	(15,458)	(1,288)	(8.3)%

Total	$5,939	$(11,085)	$17,024	153.6%

Our consolidated net income for the nine month period 2015 was $3.0 million, or $0.13 per diluted share, compared to a net loss of ($7.5) million, or ($0.34) per diluted share, for the nine month period 2014, which included $0.7 million restructuring charges.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2014 or our quarter ended September 30, 2015, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

Our revenue backlog stands at $447 million, as of October 21, 2015. This revenue backlog represents revenue expected to be recognized after September 30, 2015, for periods including the fourth quarter of 2015 onward. This includes revenue related to the new business awards described above under “—Recent Developments” and reflects a $25 million downward adjustment to the expected revenue from a solar project based on our current estimate of a possible reduction in project size and scope by the customer. Our $447 million revenue backlog and the estimated timing of revenue recognition are outlined below, including “project-based revenues” expected to be recognized as projects are completed, and “recurring revenues” expected to be recognized over the life of the underlying contracts. Also outlined below, our $447 million revenue backlog is broken down between non-solar revenue backlog and solar revenue backlog.

Revenue Backlog expected to be recognized after September 30, 2015

Description	Anticipated Revenue	Estimated Primary Recognition Period

Project-based Revenue — Near term	$275 million	4Q15 through 2Q16
Project-based Revenue — Long term	$88 million	3Q16 through 2Q17
Recurring Revenue	$84 million	4Q15 through 2020

Revenue Backlog expected to be recognized after September 30, 2015	$447 million

Description	Anticipated Non-Solar Revenue	Anticipated Solar Revenue

Revenue Backlog expected to be recognized after September 30, 2015 by category	$274 million	$173 million
Revenue Backlog as reported November 5, 2014 by category	$220 million	$140 million

Change in Revenue Backlog by category	$54 million	$33 million
% Change in Revenue Backlog by category	24.5%	23.6%

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

Orders in our backlog are subject to delay, deferral, acceleration, resizing, or cancellation from time to time by our customers, subject to contractual rights, and estimates are utilized in the determination of the backlog amounts. For example, the anticipated revenue from one large solar project is subject to a potential modification resulting in a larger reduction in size than anticipated or potential termination. Given the irregular sales cycle of customer orders, and especially of large orders, our revenue backlog at any given time is not necessarily an accurate indication of our future revenues.

Operating Segments

Our operating and reporting segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Solar Energy solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

The Distributed Generation and Solar Energy reporting segments, described in greater detail above, had previously been reported on a combined basis under our Distributed Generation segment as they both utilized distributed generation technology solutions in their products and services, and they shared overhead costs. As a result of the utility-scale solar projects awarded to us in July 2014, the Solar Energy operations became a material portion of our consolidated revenues and operations in 2015 and we expect that to continue for the foreseeable future, and it is now being supported by separate overhead costs. In addition, the cost and margin structure of the Solar Energy segment differs from our traditional Distributed Generation segment. For these reasons, we determined it was appropriate to report our Distributed Generation and Solar Energy operations as separate reporting segments commencing in 2015. Our segment information for the three and nine month periods ended September 30, 2014 has been reclassified to conform to our current segment presentation.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the third quarter 2015 compared to the third quarter 2014 are entirely attributable to our reporting segments together with corporate and other unallocated cost items as noted in the tables and discussion below.

Third Quarter 2015 Compared to Third Quarter 2014

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

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Revenues:
Distributed Generation	$37,616	$19,664	$17,952	91.3%
Solar Energy	15,744	6,282	9,462	150.6%
Utility Infrastructure	34,693	22,460	12,233	54.5%
Energy Efficiency	19,031	16,806	2,225	13.2%
Intersegment Eliminations	(102)	(168)	66	(39.3)%

Total	$106,982	$65,044	$41,938	64.5%

Our consolidated revenues in the third quarter 2015 of $107.0 million increased $41.9 million, or 64.5%, compared to the third quarter 2014, due to an increase in sales in each of our reporting segments. The increase in our revenues in the third quarter 2015 over the third quarter 2014 consisted of a $18.0 million, or 91.3%, increase in revenues from our Distributed Generation segment, a $9.5 million, or 150.6% increase in revenues from our Solar Energy segment, a $12.2 million, or 54.5%, increase in revenues from our Utility Infrastructure segment and a $2.2 million, or 13.2%, increase in revenues from our Energy Efficiency segment.

The year-over-year increase in our Distributed Generation segment revenues was driven primarily by a $9.8 million increase in traditional turn-key Distributed Generation project sales, and $8.2 million of revenues from data centers supported by our mission critical data center energy services operations, which we acquired in October 2014. The increase in our Solar Energy segment revenues reflects a year-over-year increase in the number and size of solar projects, including the two utility-scale solar installation projects we were awarded in July 2014, as well as an overall increase in customer demand for solar solutions, driven, in part, by the scheduled expiration or reduction of the federal alternative energy investment tax credits at the end of 2016. The year-over-year increase in our Utility Infrastructure segment revenues was due to a $11.3 million increase in UtilityServices revenue, together with a $0.9 million increase in revenues from engineering, consulting and management services we provide to utilities. The increase in our UtilityServices revenue was primarily due to our efforts to focus on new business development activity. The increase in our Energy Efficiency segment revenues was due to a $6.1 million increase in revenues from our Energy Efficiency Services projects, partially offset by a $3.9 million decrease in LED lighting product sales. In the near-term we expect our revenues to continue to show year-over-year growth, although our overall revenues are always subject to project completion timing and other factors.

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

Our future revenues will also depend on the vitality of the domestic economy, the health of the credit markets and the continuing levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders, to expand our markets and product and service lines and to convert our sales pipeline into contract awards, and to realize the growth opportunities provided by our recent acquisitions and any future acquisitions. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future PowerSecure-owned Distributed Generation recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay, defer, reduce or terminate large sales orders, such as the 2015 solar project, depending on their business requirements and capital budgets.

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$24,311	$12,026	$12,285	102.2%
Solar Energy	14,740	5,580	9,160	164.2%
Utility Infrastructure	29,025	19,145	9,880	51.6%
Energy Efficiency	12,103	10,390	1,713	16.5%
Intersegment Eliminations	(102)	(168)	66	(39.3)%

Total	$80,077	$46,973	$33,104	70.5%

Segment Gross Profit:
Distributed Generation	$13,305	$7,638	$5,667	74.2%
Solar Energy	1,004	702	302	43.0%
Utility Infrastructure	5,668	3,315	2,353	71.0%
Energy Efficiency	6,928	6,416	512	8.0%

Total	$26,905	$18,071	$8,834	48.9%

Segment Gross Profit Margins:
Distributed Generation	35.4%	38.8%
Solar Energy	6.4%	11.2%
Utility Infrastructure	16.3%	14.8%
Energy Efficiency	36.4%	38.2%
Total	25.1%	27.8%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring in connection with periodic restructuring and realignment actions. Intersegment cost of sales from intersegment revenues are eliminated from total cost of sales. The 70.5% increase in our consolidated cost of sales and services for the third quarter 2015 compared to the third quarter 2014 was driven by the increase in costs associated with the 64.5% increase in revenues and other factors discussed below leading to the decrease in our consolidated gross profit margin.

Our consolidated gross profit increased $8.8 million, or 48.9%, in the third quarter 2015 compared to the third quarter 2014. As a percentage of revenue, our consolidated gross margin in the third quarter 2015 was 25.1%, a decrease of 2.7 percentage points compared to the third quarter 2014. This year-over-year consolidated gross profit margin decrease was primarily driven by increases in revenues from our Solar Energy segment, which include utility-scale solar projects which carry lower gross margins. To a lesser extent, our gross margins were affected by a mix of lower margin projects in our Distributed Generation and Energy Efficiency reporting segments, partially offset by an increase in our Utility Infrastructure reporting segment.

Distributed Generation segment gross profit margins were 35.4% in the third quarter 2015 compared to 38.8% in the third quarter 2014. Solar Energy segment gross profit margins were 6.4% in the third quarter 2015 compared to 11.2% in the third quarter 2014. Utility Infrastructure segment gross profit margins were 16.3% in the third quarter 2015 compared to 14.8% in the third quarter 2014. Energy Efficiency segment gross profit margins were 36.4% in the third quarter 2015 compared to 38.2% in the third quarter 2014. Our Distributed Generation segment gross profit margins decreased slightly due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margins decreased due to the significant increase in year-over-year revenues from the lower-margin utility-scale solar projects in the third quarter 2015 compared to the third quarter 2014. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. Our Energy Efficiency segment gross profit margin decrease was driven primarily by the reduction of sales of our higher margin LED products in the third quarter 2015 compared to the third quarter 2014, despite the overall increase in gross profit.

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

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the impact of our utility-scale solar projects in our Solar Energy segment that we expect will deliver significant revenues during the remainder of 2015 and 2016, have significantly lower gross margins than the gross margins at our other reporting segments;

•	our ability to continue to improve and realize the financial benefits of operational efficiencies in all of our reporting segments, in particular the UtilityServices area of our Utility Infrastructure segment, including increasing our revenue and improving the productivity of our personnel and equipment as well as managing our labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the mix of revenue among each of our Distributed Generation, Solar Energy, Utility Infrastructure and Energy Efficiency segments, and products and services within these segments, which have different gross profit margins, and certain types of projects within each segment, such as lower margin solar projects in our Solar Energy segment;

•	our ability to execute on our customer orders efficiently and with operational excellence, to generate customer satisfaction, profitability and future additional business, especially with respect to significant awards such as the utility-scale solar projects;

•	our ability to benefit from economies of scale, including the ability to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	the costs to maintain and operate Distributed Generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross profit margin increases from our operations that have lower gross profit margin profiles, such as our Solar Energy segment;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations”.

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Consolidated Operating Expenses:
General and administrative	$17,995	$14,280	$3,715	26.0%
Selling, marketing and service	2,515	2,136	379	17.7%
Depreciation and amortization	2,707	2,181	526	24.1%

Total	$23,217	$18,597	$4,620	24.8%

The following table sets forth our operating expenses by reporting segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Distributed Generation:
General and administrative	$5,083	$3,085	$1,998	64.8%
Selling, marketing and service	1,015	1,062	(47)	(4.4)%
Depreciation and amortization	1,092	786	306	38.9%

Total Distributed Generation operating expenses	$7,190	$4,933	$2,257	45.8%

Solar Energy:
General and administrative	$919	$530	$389	73.4%
Selling, marketing and service	132	111	21	18.9%
Depreciation and amortization	45	25	20	80.0%

Total Solar Energy operating expenses	$1,096	$666	$430	64.6%

Utility Infrastructure:
General and administrative	$3,374	$2,738	$636	23.2%
Selling, marketing and service	461	536	(75)	(14.0)%
Depreciation and amortization	849	886	(37)	(4.2)%

Total Utility Infrastructure operating expenses	$4,684	$4,160	$524	12.6%

Energy Efficiency:
General and administrative	$3,093	$2,744	$349	12.7%
Selling, marketing and service	597	616	(19)	(3.1)%
Depreciation and amortization	388	319	69	21.6%

Total Energy Efficiency operating expenses	$4,078	$3,679	$399	10.8%

Corporate and other unallocated costs:
General and administrative	$5,526	$5,183	$343	6.6%
Selling, marketing and service	310	(189)	499	264.0%
Depreciation and amortization	333	165	168	101.8%

Total corporate and other unallocated costs	$6,169	$5,159	$1,010	19.6%

Total consolidated operating expenses	$23,217	$18,597	$4,620	24.8%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the third quarter 2015, we incurred an aggregate of $1.2 million of incremental operating expenses from our retail energy services operations and our mission critical data center energy services operations, which we acquired in September 2014 and October 2014, respectively. The remaining year-over-year increase in our operating expenses was driven by increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms and anticipated growth, an increase in selling expenses due to additional sales executives, and an increase in depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our operating expenses as a percentage of our revenues decreased by 6.9 percentage points in the third quarter 2015 compared to the third quarter 2014. This decrease reflects operating efficiencies we experienced in the third quarter 2015 driven by increased revenue levels during that period. We anticipate that operating cost levels over the next few quarters will be relatively steady with the third quarter, supporting higher revenue levels and therefore decreasing as a percentage of revenue on a year-over-year basis. We also expect over the long term that our operating expenses will increase over time, but decrease as a percentage of revenue as we strive to continue to leverage our cost structure, although this is dependent on generating strong year-over-year increases in revenue growth. Of course, these expectations are dependent on the future success of our product and service lines, future economic and market conditions, and any future acquisitions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future increases in our revenues and revenue backlog, as well as the impacts of economic and business conditions and capital markets conditions. We cannot provide any assurance as to if, when, how much or for how long economic conditions will continue to improve, or the effects of future economic conditions on our revenues, expenses or net income (loss).

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate and other administrative costs.

The overall $3.7 million, or 26.0%, increase in our consolidated general and administrative expenses in the third quarter 2015, as compared to the third quarter 2014, was due primarily to an increase in personnel, stock compensation, rent and other expenses to support our revenue growth. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Consolidated General and Administrative Expense:
Personnel costs	$9,534	$8,116	$1,418	17.5%
Vehicle lease and rental	704	775	(71)	(9.2)%
Insurance	767	762	5	0.7%
Rent-office and equipment	436	413	23	5.6%
Professional fees and consulting	454	560	(106)	(18.9)%
Travel	593	632	(39)	(6.2)%
Telephone	251	223	28	12.6%
Meals and entertainment	299	205	94	45.9%
Utilities	101	85	16	18.8%
Other	1,679	829	850	102.5%
Corporate costs	3,177	1,680	1,497	89.1%

Total	$17,995	$14,280	$3,715	26.0%

A portion of the increase in each of the expense categories above during the nine month period 2015 compared to the nine month period 2014 was due to incremental general and administrative expenses during the nine month period 2015 incurred from our retail energy services operations and our mission critical data center energy services operations that we acquired in September 2014 and October 2014, respectively. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment General and Administrative Expense:
Distributed Generation	$5,083	$3,085	$1,998	64.8%
Solar Energy	919	530	389	73.4%
Utility Infrastructure	3,374	2,738	636	23.2%
Energy Efficiency	3,093	2,744	349	12.7%
Corporate and other unallocated costs	5,526	5,183	343	6.6%

Total	$17,995	$14,280	$3,715	26.0%

The 64.8% increase in our third quarter 2015 Distributed Generation segment general and administrative expense compared to the third quarter 2014, was due to $0.8 million of additional costs incurred from our mission critical data center energy services operations that we acquired in October 2014, along with increases in personnel costs. The 73.4% increase in Solar Energy segment general and administrative expense is due to increases in personnel and related costs that were necessary to support the revenue growth of our Solar segment and, in particular, fulfilment of the utility-scale solar projects. The 23.2% increase in our third quarter 2015 Utility Infrastructure segment general and administrative expense compared to the third quarter 2014 was due to increases in personnel and related costs that were necessary to support the growth of our Utility Services operations. The 12.7% increase in our third quarter 2015 Energy Efficiency segment general and administrative expense compared to the third quarter 2014 was due to increases in personnel and related costs of our Energy Efficiency Services operations and, in particular, the additional costs associated with the retail energy services operations we acquired in September 2014.

Corporate and other unallocated costs include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options, restricted stock awards, and performance units which we do not allocate to our operating segments. The increase in our corporate and other unallocated costs during the third quarter 2015 as compared to the third quarter 2014 was due primarily to an increase in incentive compensation costs, legal and accounting costs, and stock compensation expense.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 17.7% increase in consolidated selling, marketing and service expenses in the third quarter 2015, as compared to the third quarter 2014, was due to increases in salaries due to investments in sales teams, increases in business development costs to promote growth, and travel incurred on increased revenues. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Consolidated Selling, Marketing and Service:
Salaries	$1,269	$862	$407	47.2%
Commission	603	622	(19)	(3.1)%
Travel	405	383	22	5.7%
Advertising and promotion	240	297	(57)	(19.2)%
Bad debt expense (recovery)	(54)	(28)	(26)	92.9%
Vehicle lease and rental	52	—	52	n/m

Total	$2,515	$2,136	$379	17.7%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$1,015	$1,062	$(47)	(4.4)%
Solar Energy	132	111	21	18.9%
Utility Infrastructure	461	536	(75)	(14.0)%
Energy Efficiency	597	616	(19)	(3.1)%
Unallocated costs	310	(189)	499	264.0%

Total	$2,515	$2,136	$379	17.7%

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

The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Depreciation and Amortization:

Distributed Generation	$1,092	$786	$306	38.9%

Solar Energy	45	25	20	80.0%
Utility Infrastructure	849	886	(37)	(4.2)%
Energy Efficiency	388	319	69	21.6%
Unallocated costs	333	165	168	101.8%

Total	$2,707	$2,181	$526	24.1%

The 24.1% increase in consolidated depreciation and amortization expenses in the third quarter 2015, compared to the third quarter 2014, primarily reflects increased amortization expense associated with intangible assets acquired as part of our 2014 acquisition of our mission critical data center energy services operations, as well as depreciation resulting from capital investments. These capital investments are primarily investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model. In the future, we expect our near-term and long-term depreciation and amortization expenses to grow reflecting depreciation on additional capital expenditures as well as expense associated with amortization of intangible assets acquired in connection with recent and potential future acquisitions.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, and income taxes. None of these income or expense amounts are allocated to our operating segments for purposes of evaluating segment performance or allocating resources. The following table sets forth our consolidated other income and expenses for the periods indicated (dollars in thousands):

	Quarter Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Other Income (Expense):
Interest and other income	$1	$5	$(4)	(80.0)%
Interest expense	(312)	(329)	17	(5.2)%
Income tax benefit (expense)	(1,385)	314	(1,699)	(541.1)%

Total	$(1,696)	$(10)	$(1,686)

Interest and Other Income. Interest and other income consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. The amount of interest income during the third quarter 2015 was less compared to the third quarter 2014 due to a reduction in the average balance of our interest-bearing cash and cash equivalent balances. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. Interest expense decreased during the third quarter 2015, as compared to the third quarter 2014. The decrease in our interest expense reflects the effects on interest expense of a reduction in balances outstanding on our $25.0 million term loan, capital lease obligation, and our prior existing term loan due to regular payments made on those obligations over the year. In the longer term, absent any new borrowings on our existing credit facility, we expect our future interest and finance charges to decrease slightly as the balances of our borrowings are reduced by regular monthly and quarterly installments.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate of 41.0% in the third quarter 2015 increased, as compared to the 36.9% effective tax rate in the third quarter 2014. We recorded an income tax expense during the third quarter 2015 whereas we recorded an income tax benefit during the third quarter 2014 as we incurred a pre-tax loss during that period.

Nine Month Period 2015 Compared to Nine Month Period 2014

Revenues

The following table summarizes our revenues, including intersegment revenues, by these segments for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Revenues:
Distributed Generation	$102,612	$56,859	$45,753	80.5%
Solar Energy	47,076	8,894	38,182	429.3%
Utility Infrastructure	96,840	73,059	23,781	32.6%
Energy Efficiency	47,452	36,687	10,765	29.3%
Intersegment Eliminations	(307)	(589)	282	(47.9)%

Total	$293,673	$174,910	$118,763	67.9%

Our consolidated revenues in the nine month period 2015 of $293.7 million increased $118.8 million, or 67.9%, compared to the nine month period 2014, due to an increase in revenue in each of our reporting segments. The increase in our revenues in the nine month period 2015 over the nine month period 2014 consisted of a $45.8 million, or 80.5%, increase in revenues from our Distributed Generation segment, a $38.2 million, or 429.3% increase in revenues from our Solar Energy segment, a $23.8 million, or 32.6%, increase in revenues from our Utility Infrastructure segment and a $10.8 million, or 29.3%, increase in revenues from our Energy Efficiency segment.

The year-over-year increase in our Distributed Generation segment revenues was driven primarily by a $19.8 million increase in traditional turn-key Distributed Generation project sales and $26.0 million of revenues from data centers supported by the acquisition of our mission critical data center energy services operations in October 2014. The increase in our Solar Energy segment revenues reflects a year-over-year increase in the number and size of solar projects, including the two utility scale solar installation projects we were awarded in July 2014, as well as an overall increase in customer demand for solar solutions, driven, in part, by the scheduled expiration or reduction of federal alternative energy investment tax credits at the end of 2016. The year-over-year increase in our Utility Infrastructure segment revenues was due a $23.9 million increase in UtilityServices revenue, slightly offset by a $0.1 million reduction in revenues from engineering, consulting and management services we provide to utilities. The increase in our UtilityServices revenue was primarily due to our efforts to focus on new business development activity. The increase in our Energy Efficiency segment revenues was due to a $1.5 million increase in LED lighting product sales and a $9.3 million increase in revenues from our Energy Efficiency Services projects. In the near-term, we expect our revenues to continue to show year-over-year growth, although our overall revenues are always subject to project completion timing and other factors.

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

Gross Profit and Gross Profit Margin

The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$65,723	$35,849	$29,874	83.3%
Solar Energy	43,168	8,006	35,162	439.2%
Utility Infrastructure	82,287	63,566	18,721	29.5%
Energy Efficiency	30,497	24,635	5,862	23.8%
Intersegment Eliminations	(307)	(589)	282	(47.9)%

Total	$221,368	$131,467	$89,901	68.4%

Segment Gross Profit:
Distributed Generation	$36,889	$21,010	$15,879	75.6%
Solar Energy	3,908	888	3,020	340.1%
Utility Infrastructure	14,553	9,493	5,060	53.3%
Energy Efficiency	16,955	12,052	4,903	40.7%

Total	$72,305	$43,443	$28,862	66.4%

Segment Gross Profit Margins:
Distributed Generation	35.9%	37.0%
Solar Energy	8.3%	10.0%
Utility Infrastructure	15.0%	13.0%
Energy Efficiency	35.7%	32.9%
Total	24.6%	24.8%

The 68.4% increase in our consolidated cost of sales and services for the nine month period 2015 compared to the nine month period 2014 was driven by the increase in costs associated with the 67.9% increase in revenues and other factors discussed below leading to the slight decrease in our gross profit margin.

Our consolidated gross profit increased $28.9 million, or 66.4%, in the nine month period 2015 compared to the nine month period 2014. As a percentage of revenue, our consolidated gross margin in the nine month period 2015 was 24.6%, a decrease of 0.2 percentage points compared to the nine month period 2014. This year-over-year gross profit margin decrease was driven by increases in revenues from our Solar Energy segment, which include utility-scale solar projects which carry lower gross margins. To a lesser extent, our gross margins were affected by a mix of lower margin projects in our Distributed Generation reporting segment, partially offset by increases in our Utility Infrastructure and Energy Efficiency reporting segments.

Distributed Generation segment gross profit margins were 35.9% in the nine month period 2015 compared to 37.0% in the nine month period 2014. Solar Energy segment gross profit margins were 8.3% in the nine month period 2015 compared to 10.0% in the nine month period 2014. Utility Infrastructure segment gross profit margins were 15.0% in the nine month period 2015 compared to 13.0% in the nine month period 2014. Energy Efficiency segment gross profit margins were 35.7% in the nine month period 2015 compared to 32.9% in the nine month period 2014. Our Distributed Generation segment gross profit margin decreased slightly due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margin decreased due to the significant increase in year-over-year revenues from the lower-margin utility-scale solar projects in the nine month period 2015 compared to the nine month period 2014. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. In particular, our nine month period 2014 Utility Services gross profit margins were negatively impacted by the effects of unfavorable service arrangements and work assignments from a large utility customer. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. Our Energy Efficiency segment gross profit margin improvement was driven primarily by improvements in our LED product and service gross margins, slightly offset by lower gross margin in our Energy Efficiency Services projects.

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

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Consolidated Operating Expenses:
General and administrative	$50,334	$40,994	$9,340	22.8%
Selling, marketing and service	8,236	6,611	1,625	24.6%
Depreciation and amortization	7,796	6,496	1,300	20.0%
Restructuring charges	—	427	(427)	(100.0)%

Total	$66,366	$54,528	$11,838	21.7%

The following table sets forth our operating expenses by reporting segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Distributed Generation:
General and administrative	$14,166	$9,000	$5,166	57.4%
Selling, marketing and service	3,652	3,099	553	17.8%
Depreciation and amortization	3,241	2,345	896	38.2%

Total Distributed Generation operating expenses	$21,059	$14,444	$6,615	45.8%

Solar Energy:
General and administrative	$2,638	$1,507	$1,131	75.0%
Selling, marketing and service	424	335	89	26.6%
Depreciation and amortization	109	72	37	51.4%

Total Solar Energy operating expenses	$3,171	$1,914	$1,257	65.7%

Utility Infrastructure:
General and administrative	$9,595	$8,287	$1,308	15.8%
Selling, marketing and service	1,158	1,159	(1)	(0.1)%
Depreciation and amortization	2,454	2,612	(158)	(6.0)%

Total Utility Infrastructure operating expenses	$13,207	$12,058	$1,149	9.5%

Energy Efficiency:
General and administrative	$9,147	$7,455	$1,692	22.7%
Selling, marketing and service	1,891	1,787	104	5.8%
Depreciation and amortization	1,145	985	160	16.2%
Restructuring charges	—	427	(427)	(100.0)%

Total Energy Efficiency operating expenses	$12,183	$10,654	$1,529	14.4%

Corporate and other:
General and administrative	$14,788	$14,745	$43	0.3%
Selling, marketing and service	1,111	231	880	381.0%
Depreciation and amortization	847	482	365	75.7%

Total corporate and other unallocated costs	$16,746	$15,458	$1,288	8.3%

Total consolidated operating expenses	$66,366	$54,528	$11,838	21.7%

During the nine month period 2015, we incurred an aggregate of $3.2 million of incremental operating expenses from our retail energy services operations, and our mission critical data center energy services operations, which we acquired during the third and fourth quarter of 2014, respectively. The remaining year-over-year increase in our operating expenses was driven by increases in general and administrative expense due to increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms and anticipated growth, an increase in selling expenses due to additional sales executives, and an increase in depreciation and amortization from our investments in company-owned distributed generation systems, and capitalized software.

Our operating expenses as a percentage of our revenues decreased by 8.6 percentage points in the nine month period 2015 compared to the nine month period 2014. This decrease reflects operating efficiencies we experienced in the nine month period 2015 driven by increased revenue levels during that period.

General and Administrative Expenses. The overall $9.3 million, or 22.8%, increase in our consolidated general and administrative expenses in the nine month period 2015, as compared to the nine month period 2014, was due primarily to an increase in personnel, stock compensation, insurance, professional fees and consulting, rent and other expenses to support our investments in new business opportunities. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Consolidated General and Administrative Expense:
Personnel costs	$27,798	$23,502	$4,296	18.3%
Vehicle lease and rental	2,029	2,339	(310)	(13.3)%
Insurance	2,172	2,157	15	0.7%
Rent-office and equipment	1,323	1,239	84	6.8%
Professional fees and consulting	1,603	1,392	211	15.2%
Travel	1,911	1,817	94	5.2%
Telephone	680	672	8	1.2%
Meals and entertainment	857	670	187	27.9%
Utilities	294	259	35	13.5%
Other	3,857	2,066	1,791	86.7%
Corporate costs	7,810	4,881	2,929	60.0%

Total	$50,334	$40,994	$9,340	22.8%

A portion of the increase in each of the expense categories above during the nine month period 2015 compared to the nine month period 2014 was due to incremental general and administrative expenses during the nine month period 2015 incurred for our retail energy services operations, and our mission critical data center energy services operations, that we acquired in September 2014 and October 2014, respectively.

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment General and Administrative Expense:
Distributed Generation	$14,166	$9,000	$5,166	57.4%
Solar Energy	2,638	1,507	1,131	75.0%
Utility Infrastructure	9,595	8,287	1,308	15.8%
Energy Efficiency	9,147	7,455	1,692	22.7%
Corporate and other unallocated costs	14,788	14,745	43	0.3%

Total	$50,334	$40,994	$9,340	22.8%

The 57.4% increase in our nine month period 2015 Distributed Generation segment general and administrative expense compared to the nine month period 2014, was due to $2.2 million of additional costs incurred for our mission critical data center energy services operations that we acquired in October 2014, along with increases in personnel costs to support Distributed Generation segment revenue growth. The 75.0% increase in our nine month period 2015 Solar Energy segment general and administrative expense compared to the nine month period 2014 was due to increases in personnel and related costs that were necessary to support the growth of the Solar operations and fulfilment of the utility-scale solar projects. The 15.8% increase in our nine month period 2015 Utility Infrastructure segment general and administrative expense compared to the nine month period 2014 was due to increases in personnel and related costs that were necessary to support the growth of our Utility Services operations. The 22.7% increase in our nine month period 2015 Energy Efficiency segment general and administrative expense compared to the nine month period 2014 was due to increases in personnel and related costs to support the growth of our LED lighting and Energy Efficiency Services operations and, in particular, the additional costs associated with our retail energy services operations which we acquired in September 2014. The slight increase in our corporate and other unallocated costs during the nine month period 2015 compared to the nine month period 2014 was due primarily to an increase in incentive compensation costs, legal and accounting costs, and stock compensation expense which was partially offset by a greater percentage of overhead costs being allocated to our operating segments in 2015 compared to 2014.

Selling, Marketing and Service Expenses. The 24.6% increase in consolidated selling, marketing and service expenses in the nine month period 2015, as compared to the nine month period 2014, was due to increases in salaries due to investments in sales teams, increases in business development costs to promote growth, and increased travel expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Consolidated Selling, Marketing and Service:
Salaries	$3,517	$2,450	$1,067	43.6%
Commission	1,670	1,707	(37)	(2.2)%
Travel	1,194	1,128	66	5.9%
Advertising and promotion	1,345	799	546	68.3%
Bad debt expense (recovery)	362	527	(165)	(31.3)%
Vehicle lease and rental	148	—	148	n/m

Total	$8,236	$6,611	$1,625	24.6%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$3,652	$3,099	$553	17.8%
Solar Energy	424	335	89	26.6%
Utility Infrastructure	1,158	1,159	(1)	(0.1)%
Energy Efficiency	1,891	1,787	104	5.8%
Unallocated costs	1,111	231	880	381.0%

Total	$8,236	$6,611	$1,625	24.6%

Depreciation and Amortization Expenses. The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Segment Depreciation and Amortization:
Distributed Generation	$3,241	$2,345	$896	38.2%
Solar Energy	109	72	37	51.4%
Utility Infrastructure	2,454	2,612	(158)	(6.0)%
Energy Efficiency	1,145	985	160	16.2%
Unallocated costs	847	482	365	75.7%

Total	$7,796	$6,496	$1,300	20.0%

The 20.0% increase in consolidated depreciation and amortization expenses in the nine month period 2015, compared to the nine month period 2014, primarily reflects increased amortization expense associated with intangible assets acquired as part of our 2014 acquisition of our mission critical data center energy services operations, as well as depreciation resulting from capital investments. These capital investments are primarily investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model.

Restructuring Charges. Restructuring charges consist of costs associated with realigning operations, reducing employee counts, eliminating products, exiting certain activities, changing manufacturing sourcing, and other actions designed to reduce our cost structure and improve productivity.

Our 2013 acquisitions provided us with an opportunity to restructure and realign our Energy Efficiency segment operations to increase operating margins. During the fourth quarter 2013, we initiated business realignment actions to realign the LED lighting operations of our Energy Efficiency segment to gain cost and performance efficiencies. As we completed these 2013 business realignment initiatives in early 2014, we incurred pre-tax restructuring charges totaling $0.7 million in the nine month period 2014. These 2014 charges consisted of severance and related costs from the elimination of employee positions and inventory write offs. The inventory write-offs in the amount of $0.3 million in the nine month period 2014 are included in cost of sales. The expenses associated with the remaining business realignment charges totaled $0.4 million in the nine month period 2014 and are included as a separate operating expense line item in our consolidated financial statements.

There were no similar restructuring charges during the nine month period 2015.

Other Income and Expenses

The following table sets forth our consolidated other income and expenses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Period-over-Period Difference
	2015	2014	$	%
Other Income (Expense):
Interest and other income	$4	$14	$(10)	(71.4)%
Interest expense	(868)	(921)	53	(5.8)%
Income tax benefit (expense)	(2,091)	4,449	(6,540)	(147.0)%

Total	$(2,955)	$3,542	$(6,497)	183.4%

Interest and Other Income. The amount of interest income during the nine month period 2015 was less compared to the nine month period 2014 due to a reduction in the average balance of our interest-bearing cash and cash equivalent balances.

Interest Expense. Interest expense decreased during the nine month period 2015, as compared to the nine month period 2014. The decrease in our interest expense reflects the effects on interest expense of a reduction in balances outstanding on our $25.0 million term loan, capital lease obligation, and our prior existing term loan due to regular payments made on those obligations over the year.

Income Taxes. Our overall effective tax rate of 41.2% in the nine month period 2015 increased, as compared to the 37.1% effective tax rate in the nine month period 2014. We recorded an income tax expense during the nine month period 2015 whereas we recorded an income tax benefit during the nine month period 2014 as we incurred a pre-tax loss during that period.

Fluctuations

Our revenues, expenses, margins, net income, cash flow, cash, working capital, capital expenditures, debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic, business and financial conditions, including the negative impact that continuing weak and uncertain economic and financial market conditions and inconsistent capital and credit markets, or their deterioration, could have on our business operations, our revenues and our ability to operate and grow profitably, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected, such as the potential modification or termination of the large solar project contemplated by the July 2015 EPC Contract;

•	our ability to execute on our customer orders efficiently and profitably, to generate customer satisfaction, enhanced operating income and future additional business, especially with respect to significant awards such as the utility-scale solar projects, which are our largest projects in terms of revenues but have relatively low margins;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of our retail energy services operations, and our mission critical data center energy services operations;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues on a profitable basis, including maintaining and improving our pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and arrangements we have established to source these products and components from vendors in Asia;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs as well as the impact of future reductions in solar tax credits and incentives;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings, including the securities class action.

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

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and it takes time for revenues to develop, which can result in losses in early periods. Another factor that could cause material fluctuations in our annual results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our Distributed Generation projects. To date, the majority of our revenues have consisted of project-based Distributed Generation revenues, project-based Utility Infrastructure revenues, project-based Solar revenues, project-based Energy Efficiency Services revenues and sales of LED lighting fixtures, which are recognized as the sales occur or the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.

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

Working Capital

At September 30, 2015, we had working capital of $72.3 million, including $26.2 million in cash and cash equivalents, compared to working capital of $70.8 million, including $33.8 million in cash and cash equivalents at December 31, 2014. Changes in the components of our working capital from December 31, 2014 to September 30, 2015 and from December 31, 2013 to September 30, 2014 are explained in greater detail below. At both September 30, 2015 and December 31, 2014, we had $20.0 million of available and unused borrowing capacity from our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$4,249	$4,101
Net cash used in investing activities	(8,708)	(9,306)
Net cash used in financing activities	(3,099)	(1,850)

Net decrease in cash and cash equivalents	$(7,558)	$(7,055)

Cash Provided by Operating Activities

Cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by operating activities also includes the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine month period 2015 was approximately $4.2 million and consisted of $3.0 million of net income and $10.0 million of non-cash operating expenses, partially offset by $8.7 million used by changes in working capital balances. The non-cash items consisted primarily of $7.8 million of depreciation and amortization expense and $2.0 million of stock compensation expense. Cash used by working capital and other activities consisted primarily of a $30.7 million increase in accounts receivable and a $0.3 million increase in inventories. The cash used by these working capital account changes were partially offset by a $17.0 million increase in accounts payable, a $3.7 million increase in accrued and other liabilities and a net $1.6 million reduction in other current and noncurrent assets and liabilities. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash provided by operating activities for the nine month period 2014 was approximately $4.1 million and consisted of $3.7 million provided by changes in working capital balances and $7.9 million of non-cash operating expenses partially offset by our net loss of $7.5 million. The non-cash items consisted primarily of $6.5 million of depreciation and amortization expense and $1.5 million of stock compensation expense. Cash provided by working capital and other activities consisted primarily of a $10.5 million reduction in accounts receivable and increases in accounts payable and accrued and other liabilities in the amount of $5.2 million and $8.2 million, respectively. The cash provided by these working capital account changes were partially offset by increases in inventory of $12.6 million and a net $7.7 million increase in other current and noncurrent assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities was $8.7 million in the nine month period 2015 and cash used in investing activities was $9.3 million in the nine month period 2014. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During the nine month period 2015, we used $2.9 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $6.1 million principally to acquire operational assets, and we received $0.3 million cash proceeds from the sale of property plant and equipment. During the nine month period 2014, we used $4.9 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $4.1 million principally to acquire operational assets, we used $0.75 million to acquire the retail energy services operations from Apex, and we received $0.5 million cash proceeds from the sale of property plant and equipment.

Cash Used in Financing Activities

Cash used in financing activities was $3.1 million in the nine month period 2015 and cash used in financing activities was $1.9 million in the nine month period 2014. During the nine month period 2015, we used $3.5 million to make scheduled payments on our capital lease and term loan obligations, we used $0.1 million to repurchase shares of our common stock and we received $0.6 million from the exercise of stock options. During the nine month period 2014, we used $3.5 million to make scheduled payments on our capital lease and term loan obligations, we used $0.4 million to repurchase shares of our common stock and we received $2.1 million from the exercise of stock options.

Capital Spending

Our capital expenditures during the nine month period 2015 were approximately $9.0 million, of which we used $2.9 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $6.1 million to purchase equipment and other capital items. Our capital expenditures during the nine month period 2014 were approximately $9.0 million, of which we used $4.9 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $4.1 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services.

We anticipate making total capital expenditures of approximately $13 million for all of fiscal year 2015, including capital expenditures for our company-owned Distributed Generation systems deployed under long-term recurring revenue contracts, and operational assets. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our businesses.

Indebtedness

Long-term credit facility. We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At September 30, 2015 and December 31, 2014, our credit agreement with

Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a credit facility under which we had a $20.0 million revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. The credit agreement is a senior, first-priority obligation guaranteed by all our active subsidiaries and is secured by the assets of us and those subsidiaries.

On November 3, 2015, we entered into an amendment to our credit facility with our lenders to 1) increase the size of the revolving loan to $40 million from $20 million, the amount of the availability of which will continue to be subject to our compliance with our financial covenants as amended; 2) extend the maturity date of the entire credit facility to June 30, 2020 from November 12, 2016, including the revolving loan and the $2.6 million term loan; 3) add an accordion provision permitting us to request an increase in the revolving loan by up to an additional $20 million, subject to lender’s participation; and 4) reduce our financial covenant of maximum debt to capitalization ratio at the end of any fiscal quarter to 0.25 from 0.30.

The credit facility contains three basic financial covenants. First, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. Prior to the fiscal quarter ended June 30, 2015, the fixed charge coverage ratio was based on our financial results for the third quarter 2014 and subsequent fiscal quarters. Commencing with the fiscal quarter ended June 30, 2015 and continuing thereafter, the fixed charge coverage ratio is based on our financial results for the previous four fiscal quarters on a rolling basis. Second, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the 2014 fiscal year, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, at the end of any fiscal quarter commencing with the fiscal quarter ending September 30, 2015 cannot exceed 25%. As of September 30, 2015, we were in compliance with these financial covenants.

The following table summarizes the balances outstanding on our long-term debt, including our revolving line of credit and term loans, with Citibank and BB&T at September 30, 2015 and December 31, 2014, reflecting maturity dates resulting from the November 3, 2015 amendment:

	September 30, 2015	December 31, 2014
Revolving line of credit, maturing June 30, 2020	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing June 30, 2020	1,800	1,920
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	16,964	19,643

Total debt	18,764	21,563
Less: Current portion	(3,731)	(3,731)

Long-term debt, net of current portion	$15,033	$17,832

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

Scheduled remaining principal payments on our outstanding debt obligations at September 30, 2015, are as follows, reflecting maturity dates resulting from the November 3, 2015 amendment:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Total Principal Payments
Remainder of 2015	$—	$892	$40	$932
2016	—	3,571	160	3,731
2017	—	3,572	160	3,732
2018	—	3,572	160	3,732
2019 and thereafter	—	5,357	1,280	6,637

Total scheduled principal payments	$—	$16,964	$1,800	$18,764

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at September 30, 2015, $13.6 million of our outstanding debt bears interest at a fixed rate of 3.73% and $5.2 million of our outstanding debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

There was an aggregate balance of $18.8 million outstanding under the two term loans under our credit facility as of September 30, 2015. There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, September 30, 2015 or at December 31, 2014 or at November 4, 2015. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at September 30 or November 4, 2015. Accordingly, at September 30, 2015, the full $20.0 million was available to borrow under the revolving portion of the credit facility as then in effect. As a result of the increase in the revolving line of credit under the subsequent amendment to our credit facility, as of November 4, 2015, approximately $36 million was available to borrow under the revolving line of credit within the limits of our financial covenants. The availability this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at September 30, 2015 was $0.3 million.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2015, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business, reflected in the table below including:

•	we lease certain office space, operating facilities and equipment under long-term lease agreements;

•	to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility;

•	we make repayments on two terms loans under our credit facility;

•	we have an obligation to make installment payments on our PowerLine acquisition;

•	we have contingent earn-out payments potentially due on our recent acquisition of the retail energy services operations from Apex;

•	we have restructuring and cost reduction obligations; and

•	we have a deferred compensation obligation.

In addition, at September 30, 2015, we had a liability for unrecognized tax benefits and related interest and penalties totaling $0.5 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of September 30, 2015, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2015	1 - 3 Years	4 -5 Years	More than 5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	19,971	1,044	8,168	7,819	2,940
Capital lease obligations (2)	254	254	—	—	—
Operating leases	18,232	1,545	10,024	5,260	1,403
Deferred compensation (3)	3,137	3,137	—	—	—
Installment payments due on acquisition	220	—	110	110	—
Earnout payments due on acquisition (4)	450	—	450	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	53	53	—	—	—

Total	$42,421	$6,137	$18,752	$13,189	$4,343

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2015, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of September 30, 2015, reflecting maturity dates resulting from the November 3, 2015 amendment to our credit facility, and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our potential obligation on the deferred compensation arrangement, based on the first date it could commence (which is earlier than the expected date of commencement), and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
(4)	Total amount represents the undiscounted probability-weighted estimate of the earn-out payments due. Actual total payment amount ranges from $0 to $0.5 million, dependent on achievement of certain gross profit targets of the acquired business.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2015, we had approximately $423.6 million in surety bonds outstanding. Based upon the current status of the completion of our contracts and projects, we estimate our exposure on these surety bonds was approximately $234.4 million at September 30, 2015.

Off-Balance Sheet Arrangements

During the third quarter 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

At September 30, 2015, we had $26.2 million in cash and cash equivalents, total working capital of $72.3 million, and the full $20.0 million available for borrowing under the revolving portion of our credit facility. As a result of the increase in the revolving line of credit under the subsequent amendment to our credit facility, as of November 4, 2015, approximately $36 million was available to borrow under the revolving line of credit within the limits of our financial covenants. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.”

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

At September 30, 2015, our cash and cash equivalents balance was approximately $26.2 million, and $18.8 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at September 30, 2015 was $13.6 million.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the third quarter 2015, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $14 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $10 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $14 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $1 thousand.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as described in note 10 to our financial statements in this Report.

Item 1A.	Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which have not materially changed as of the date of this report, except that the following risk Factors amend and supercede the corresponding risk factors in that previous report:

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

On May 22, 2014, a putative securities class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the Eastern District of North Carolina. Subsequently, in May and in July 2014, two additional purported securities class action lawsuits were filed against the same defendants in the United States District Courts, one in the Eastern District of North Carolina and the other in the Western District of North Carolina. On October 10, 2014, these lawsuits were consolidated in the United States District Court for the Eastern District of North Carolina, and a lead plaintiff was appointed. As consolidated, the lawsuit was filed on behalf of all persons or entities that purchased our common stock during a purported class period from August 8, 2013 through May 7, 2014, which is the longer of the two different purported class periods used in the pre-consolidation lawsuits. A consolidated amended complaint was filed on December 29, 2014. The action alleges that certain statements made by the defendants during the class period violated federal securities laws and seeks damages in an unspecified amount. We filed a motion to dismiss the amended complaint on February 26, 2015, which the court granted on September 15, 2015, with leave for the plaintiff to file an amended complaint. On October 16, 2015, the plaintiff filed a second amended consolidated class action complaint, with similar allegations over the same class period. We intend to file a motion to dismiss the second amended complaint. We cannot provide any assurance as to when the court will rule on our motion to dismiss or whether our motion will be granted.

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

While we believe that we have substantial legal and factual defenses to the claims in the class action and we are pursuing these defenses vigorously, the outcome of this litigation is difficult to predict and quantify and the defense against such claims could be costly. In addition, we have various insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we will be successful in our defense of the pending securities class action, and there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the securities class action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

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

We recently have entered into three contracts with a utility customer under which we are acting as the general contractor in connection with the installations of three utility-scale solar power systems, which constitute a material amount of our revenue backlog and we expect will constitute a material amount of our revenues and profit in 2015 and 2016. We are subject to a variety of risks associated with the execution of these large projects, including but not limited to potential reduction or termination of one of the large solar project, potential damages under the contracts if we do not deliver quality systems on time, and performance bonds that guarantee the performance of our obligations under the contracts, any of which could have a material adverse effect on our business and results of operations.

In 2012, we acquired our distributed solar energy business, which is operated by PowerSecure Solar. Because our solar energy capability was acquired relatively recently, we have limited experience on which to base our prospects and anticipated results of operations.

In July 2014, through PowerSecure Solar, we entered into two engineering, procurement and construction contracts with a utility customer, pursuant to which we will act as the general contractor in connection with the installation of two solar power distributed energy systems with a total project value of $120 million. In July 2015, we entered into a third contract with the utility, which had an original project value of $85 million but may be modified and reduced to $60 million or less, or terminated entirely, at the request of the utility customer. Because of the size, scope, and strict project timelines, we have taken on significant responsibility and risks related to project completion.

The contracts for these utility-scale solar projects contain customary covenants, representations, warranties and indemnities to the utility customer. They also include terms requiring us to provide indemnification to the utility under certain circumstances, as well as containing provisions requiring us to pay the utility liquidated damages upon the occurrence of certain events, including delays in achieving pre-determined substantial completion, and placed in service dates, and the level of energy performance of the project. The aggregate limit on our liability to the utility for liquidated damages due to such delays under the contracts is approximately $24 million to approximately $34 million per contract, and $82 million in total, although those amounts will be reduced if the project from the July 2015 EPC Contract is modified to a lower size or terminated entirely. We could have additional liability to the utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The contracts also contain typical events of default, including material breaches of the contracts after notice and cure periods and defaults relating to bonding and surety failures. We provide a warranty on each project for three years after substantial completion of that project.

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

In addition, the solar projects covered by these contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained bonding and surety arrangements in the amount of approximately $120 million to support our performance obligations under the contracts to our utility customer. The solar panel manufacturer has provided a supply bond to us in the amount of approximately $72.6 million that backstops the on-time delivery of solar panels.

We depend on third-party solar panel manufacturers and suppliers to provide the solar panels for these projects, and any failure or delay to obtain sufficient quality solar panels could significantly affect our performance, lead to construction delays, create liquidated damages for project delays and damage our customer relationships. If the operations of our panel supplier are disrupted or if it’s financial stability becomes impaired, or if it becomes unable or unwilling to devote capacity to our solar panels in a timely manner, then we might be unable to complete the projects on a timely basis. While the panel supplier has bonded its obligations, it may not be possible for us to obtain adequate solar panels from an alternate supplier in a timely manner or without incurring significantly higher costs.

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

We have been recently notified by the Utility that the size and scope of our third solar project may be reduced, due to a change in the utility customer’s requirements. Accordingly, we, along with the utility, are evaluating the impact of potential and evolving modifications to the size and scope of this third solar project, to determine the financial impact on us and the viability of the project due to such modifications. This evaluation may result in either a mutually acceptable reduction in the size and scope of the solar project or the mutual termination of the entire solar project. As of the date of this report, the third contract has not been amended, restated or terminated, and the underlying solar project has not been modified or terminated. Based on the current information we have received on the size and scope of the potential reduction in this solar project by the Utility customer, we currently estimate that the revenues generated from this third solar project will be reduced to a range between $60-70 million from the original $85 million project size, although the solar project contract may be terminated entirely. We cannot provide any assurance that the revenues from any modification of this project will meet our current expectation or that the contract will not be terminated in its entirety and result in no revenues or profits to us.

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

A significant portion of our revenue backlog is comprised of master contracts, product contracts and orders that are subject to cancellation without penalty or are otherwise subject to delay, deferral or reduction from time to time. For example, the backlog contained in this report includes $60 million relating to a July 2015 solar project that previously was $85 million in size, based on our current best estimate of a modification of the project by the utility customer, but that amount of backlog is subject to further reduction if the size of that solar project contract is reduced below our current expectations or terminated in its entirety. In addition, the determination of our backlog involves the use of estimates of the revenue that will be realized from certain customers we are serving under master contract relationships.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

(10.1)	Engineering, Procurement and Construction Agreement, dated as of July 9, 2015, between PowerSecure Solar, LLC and Georgia Power Company. (Filed herewith.)*

(10.2)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 7, 2015.)

(10.3)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed November 3, 2015.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: November 4, 2015	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 4, 2015	By:	/s/ Eric Dupont
Eric Dupont
Executive Vice President and Chief Financial Officer