Form 10-Q/A
period 2015-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2016-01-25
CIK 882154

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

EXPLANATORY NOTE

This Form 10-Q/A, Amendment No. 1 (this “Amendment”) of PowerSecure International, Inc., a Delaware corporation (“PowerSecure”), amends PowerSecure’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2015 (the “Original Form 10-Q”). This Amendment is being filed for the sole purpose of refiling the Engineering Procurement and Construction Agreement (the “Agreement”), which was filed as Exhibit 10.1 to the Original Form 10-Q, in response to a comment received from the staff of the SEC in connection with PowerSecure’s request for confidential treatment of certain portions of the Agreement.

As disclosed in the Original Form 10-Q, PowerSecure has been notified by its utility counterparty in the Agreement that the size and scope of the solar project underlying the Agreement may be reduced or terminated, and thus that the Agreement may be amended or terminated, due to a change in the utility customer’s requirements. Accordingly, PowerSecure and the utility are evaluating the impact of potential and evolving modifications to the size and scope of this solar project. This evaluation may result in either a mutually acceptable reduction in the size and scope of the solar project or the mutual termination of the entire solar project. As of the date of this Amendment, the project and the Agreement have not been amended, restated or terminated. PowerSecure cannot provide any assurance about the amount of revenues, if any, it will receive from any modification of this project or that the Agreement will not be terminated in its entirety resulting in no revenues or profits to PowerSecure.

Except as discussed above, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify, revise, change or update in any way PowerSecure’s financial statements or notes thereto or any other disclosure or information contained in the Original Form 10-Q.

In addition, as required by Rule 12b-25 under the Securities Exchange Act of 1934, as amended, new certifications by PowerSecure’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(10.1)	Engineering, Procurement and Construction Agreement, dated as of July 9, 2015, between PowerSecure Solar, LLC and Georgia Power Company. (Filed herewith.)*

(10.2)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 7, 2015.)

(10.3)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed November 3, 2015.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document (Previously filed.)

(101.SCH)	XBRL Taxonomy Extension Schema Document (Previously filed.)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document (Previously filed.)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document (Previously filed.)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document (Previously filed.)

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document (Previously filed.)

*	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: January 25, 2016	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: January 25, 2016	By:	/s/ Eric Dupont
Eric Dupont
Executive Vice President and Chief Financial Officer

4