Form 10-K
period 2015-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2016-03-14
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $317,725,635, based upon the last sale price of the Common Stock on such date as reported on the New York Stock Exchange.

As of March 11, 2016, 22,508,173 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity”, “position”, “scheduled”, “goal”, “target” and “future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	certain risks and uncertainties associated with the proposed merger with The Southern Company, including, without limitation:

•	the possibility that the proposed merger does not close due to the failure to satisfy the closing conditions, including, but not limited to, a failure of our shareholders to approve the Merger Agreement or a failure to obtain the required regulatory approval;

•	delays caused by required regulatory approval, which may delay the proposed merger or cause the companies to abandon the transaction;

•	disruption from the proposed merger making it more difficult to maintain our business and operational relationships as well as maintaining our relationships with employees, suppliers or customers, and the risk that unexpected costs will be incurred during this process; and

•	the diversion of management time on merger-related issues;

•	prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our expectations for the growth of our business, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current and anticipated economic and market conditions and the effects on our customers, their capital budgets and spending and their ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow, expand and diversify our business and operations;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	fluctuations in the gross margins of our businesses;

•	the impact of large projects or customer awards on our business and financial results, such as the utility-scale solar projects;

•	the effects on our business operations, financial results and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the sufficiency of our capital resources and sources of funding, including our cash and cash equivalents, funds generated from operations, the availability of borrowings under our credit and financing arrangements, the availability of bonding and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rate; and

•	the effects on and potential exposure to our business, financial condition and results of operations from litigation, warranty claims and other claims and proceedings that arise from time to time, including the pending securities class action and those that could arise as a result of the proposed merger with Southern Company.

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

We provide our products and services through four reporting segments: Distributed Generation, Solar Energy, Utility Infrastructure, and Energy Efficiency. These four segments constitute our major product and service offerings, each of which is focused on serving the needs of utilities and their large commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently.

Our strategy is focused on growing the business units within these four segments, which require unique knowledge and skills that utilize our core competencies, because they address large market opportunities due to their strong customer value propositions. The segments share many common or complementary utility relationships and customer types, sales and administrative resources, and facilities. However, we distinguish our operations among these segments due to their unique products and services, differing cost structures, market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver their products and services, including personnel, technology, engineering, and intellectual capital.

We currently operate primarily out of our Wake Forest, North Carolina headquarters office. Our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh-Durham and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our four segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

On February 24, 2016, we entered into an Agreement and Plan of Merger, which we refer to as the “Merger Agreement”, with The Southern Company, Inc., which we refer to as “Southern Company”, which is described below in this item under “—Recent Developments” and in Note 2 to our consolidated financial statements.

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

PowerSecure, Interactive Distributed Generation, IDG, NexGear, PowerBlock, PowerControl, PowerFab, UtilityServices, UtilityEngineering, PowerServices, PowerSecure Lighting, EfficientLights, Solais, EnergyLite, Encari and our other registered or common law trademarks, service marks and trade names appearing in this report are our property. Any other trademarks, service marks or trade names appearing in this report are the property of their respective owners.

Recent Developments

Agreement and Plan of Merger

On February 24, 2016, we entered into the Merger Agreement with Southern Company and a wholly-owned subsidiary of Southern Company, which we refer to as the Merger Sub, providing for the merger of the Merger Sub with and into PowerSecure, with PowerSecure continuing as the surviving corporation in the Merger and becoming a wholly-owned subsidiary of Southern upon consummation of the Merger. At the effective time of the merger, subject to receipt of required shareholder and regulatory approvals, and meeting specified customary closing conditions, each share of our common stock will be converted automatically into the right to receive into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes. In the Merger Agreement, we agreed to covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Acquisition. For additional information relating to this merger, see “Cautionary Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors – Risks Relating to the Merger”, and Note 2 to our consolidated financial statements in this report.

Our Board of Directors has unanimously (i) adopted the Merger Agreement and determined that the Merger and the other transactions contemplated by the Merger Agreement are advisable and in the best interests of our stockholders, (ii) approved the execution, delivery and performance of the Merger Agreement by PowerSecure and the consummation of the Merger and the other transactions contemplated by the Merger Agreement, and (iii) resolved to recommend that our stockholders approve the Merger Agreement and the Merger and other transactions contemplated by the Merger Agreement.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time, other than certain excluded shares, will be converted automatically into the right to receive $18.75 in cash, without interest, which we refer to as the Merger Consideration.

The Merger Agreement also provides that, at the effective time, all of our outstanding stock options will be deemed to be fully vested and converted into the right to receive a cash payment equal to the excess of the Merger Consideration over the exercise prices of such stock options. All of our outstanding restricted shares and restricted stock units will be deemed to be fully vested and converted into the right to receive the Merger Consideration, except for certain unvested restricted shares held by our Chief Executive Officer, which will be converted into a stock award relating to shares of Southern as further described below. All of our performance share units payable in shares of our common stock will be deemed vested at the target level of achievement and converted into the right to receive the Merger Consideration.

Consummation of the Merger is subject to various closing conditions, including, among others (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our common stock, (ii) the receipt of all regulatory approvals required to consummate the Merger, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or injunction prohibiting the consummation of the Merger, and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s performance in all material respects with its obligations under the Merger Agreement, and (c) no material adverse effect (as defined in the Merger Agreement) on us having occurred. The Merger is not subject to any financing condition.

The Merger Agreement contains customary representations, warranties and covenants by us and Southern, including, among others, covenants by us not to solicit proposals relating to alternative business combinations or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative business combination proposals or withdraw or adversely modify the recommendation of our Board in favor of the stockholder approval. In addition, the Merger Agreement contains (i) agreements by us to conduct our business in the ordinary course until the Merger is consummated, to not engage in certain kinds of transactions, to convene and hold a meeting of our stockholders for the purpose of obtaining stockholder approval of the Merger and the Merger Agreement and (ii) agreements by each of the parties to use their reasonable best efforts to obtain all required regulatory approvals.

The Merger Agreement contains certain termination rights, including the right by us to terminate the Merger Agreement if our Board has changed its recommendation in favor of the Merger in connection with a “Superior Proposal” or “Intervening Event” as such terms are defined in the Merger Agreement. The Merger Agreement also provides that, upon termination of the Merger Agreement in specified circumstances, we will be required to pay Southern a termination fee of $12,000,000. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 30, 2016.

On February 23, 2016, the lenders under our credit facility provided a waiver of any event of default arising from the execution of the Merger Agreement (but not the consummation of the Merger) under credit agreement with our lenders.

Other Recent Developments

On February 8, 2016, we entered into a five year management services agreement, which we refer to as the MSA, with Bahamas Power and Light Company, which we refer to as BPL, a wholly owned subsidiary of Bahamas Electricity Corporation, the government owned electric utility for The Bahamas (excluding Grand Bahama), to assist BPL to conduct its operations as the electric utility for The Bahamas, manage the Bahamas electric infrastructure, and enhance its overall electric generation system and supply. The MSA includes a business plan which outlines cost-reduction and reliability targets along with renewable energy and customer service initiatives.

On December 2, 2015, we announced that we acquired the energy services business of ESCO Energy Services Company, a Massachusetts corporation, a private company based in Lenox, Massachusetts that provides lighting retrofit solutions which deliver energy savings for large energy services companies and commercial and industrial, institutional, utility and municipal customers across the United States, although predominately in the Northeast. The acquired business provides a broad range of turn-key energy efficiency services including energy audits, engineering and design, materials procurement, project management, implementation and verification. We paid approximately $1.8 million in total consideration, including cash and promissory notes. In addition, we will make earn-out payments through 2018 for contracted sales by the acquired business that exceed certain contracted sales targets intended to reflect meaningful growth.

On November 3, 2015, we entered into an amendment to the amended and restated credit agreement that provides for our credit facility, which consists of both a revolving loan and certain term debt. The amendment increased the size of the revolving loan to $40 million from $20 million, the amount of the availability of which continues to be subject to our compliance with our financial covenants as amended, and also extended the maturity date of the entire credit facility to June 30, 2020 from November 12, 2016, including the maturity of the revolving loan and the $2.6 million original principal amount term loan. In addition, the amendment to the credit agreement added an accordion provision permitting us to request an increase in the revolving loan by up to an additional $20 million, subject to lender participation, and amended one of our financial covenants, reducing the maximum debt to capitalization ratio at the end of any fiscal quarter to 0.25 from 0.30.

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

The U.S. electricity industry is large and has expanded over the last two decades. According to the U.S. Energy Information Administration, referred to as the EIA, the U.S. electricity market totaled approximately $388 billion in revenue in 2015 with approximately 3,725 billion kilowatt hours purchased by the ultimate customers. Throughout this period, electric utilities have been challenged by an evolving and uncertain regulatory process, the increased burden of environmental constraints, planned reductions in coal plant capacity, the increase in demand for renewable sources of energy, the significant reduction in natural gas prices, and long lead times to complete major capital investments. As a result, utilities are challenged to efficiently meet demand by traditional means, both in the areas of large scale power production and in power transmission and distribution. This, in addition to ongoing disruptions from severe weather events, has also challenged reliability and increased the strain on the electric power grid.

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

Over the near and mid-term, our strategic focus is to continue to grow our businesses and to expand and enhance our product and service offerings in all of our segments.

Our Growth Strategy

From 2000 through 2015, our revenues from our PowerSecure business grew at a compound annual growth rate of 31.8%. We believe that there is a substantial opportunity for continued growth in the future in our business operations because we are delivering differentiated products and services to a variety of underpenetrated and growing markets. Our growth strategy is to expand our solutions across existing and new utility partners and customers by focusing on the following:

•	Leveraging our Utility and Customer Relationships to Cross-Sell Our Services. Our business is focused on serving utilities and their large commercial and industrial customers, and this enables us to bring multiple solutions to individual utilities and customers. We believe our focus on customer intimacy provides us with an ability to identify opportunities for growth across our product and service offerings.

•	Being a Strong Partner to Utilities to Assist them in their Efforts and Investment to Maintain and Upgrade the U.S. Electricity Grid. According to a forecast made in October 2015 by the Edison Electric Institute, investor-owned electric utilities were planning to invest approximately $85 billion on electric transmission infrastructure between 2015 and 2018. In December 2014, the Brattle Group projected that the total U.S. transmission investment over the next decade will be $120-$160 billion. We believe that our talented people, strong set of products and services, excellent track record of quality and reliability, and trusting utility relationships position us to translate this expected investment into growth for our business.

•	Delivering Innovation to the Marketplace. Across our business segments, we have continued to focus on bringing innovative products and solutions to our customers. For example, we have seen significant growth in the percentage of our Distributed Generation solutions which incorporated our proprietary PowerBlock solution. We also added new solutions and capabilities targeted at data center customers, new safety and training resources and cybersecurity consulting expertise to our Utility Infrastructure solutions, and introduced new LED lighting products and Energy Efficiency Services solutions for large energy services companies, referred to as ESCOs, as well as utility, commercial and retail customers. We believe our engineering expertise, and our focus on customer relationships, provide us with the opportunity to continue our track record of innovation, which will contribute to our potential future growth.

•	Acquiring Key Technologies and Personnel that Add Value. While the majority of our historic growth has been organic, we also have established a track record of selectively and successfully identifying, acquiring and integrating key technologies and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Distributed Generation

Overview

Our Distributed Generation solutions involve manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our Distributed Generation solutions include full turn-key electrical infrastructure design, engineering, construction, implementation and commissioning services to data center owners.

Our Distributed Generation systems contain our proprietary electronic controls and PowerControl software, which enable our systems to be monitored around the clock by our monitoring center, protecting our customers’ operations from power outages and related costs. Through our monitoring center, we also forecast utilities’ peak demand periods and we electronically deploy our systems during these periods to power customers’ operations instead of drawing electricity from the utility grid. Our monitoring center ensures that our Distributed Generation systems deliver power at optimal times and durations for maximum efficiency. This efficient peak demand power capacity benefits both the utility and the customer whose facility is being supported by the system. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.

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

Products and Services

We provide “turn-key” Distributed Generation systems and programs for our customers. The typical Distributed Generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of the Distributed Generation systems that we install most commonly ranges from 500 kW to 15,000 kW, although there is no practical limit to the size of the load we can serve, and we have designed and installed significantly larger systems. Our proprietary Distributed Generation system, which is named PowerBlock, combines standardized size building blocks. These standard building block units are combined, using our switchgear and control technology, to create systems for facilities with higher electric loads. We manufacture our PowerBlocks at our facility near Greensboro, North Carolina. We also utilize generators sourced from major global generator manufacturers as the generators incorporated into our systems.

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

One key component of a traditional, non-solar distributed generation system is its source of power generation, the generator, which is typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our Distributed Generation systems to provide maximum reliability as well as quick and efficient startup and shutdown. Typically these engines are fueled by diesel or natural gas, and they can also utilize methane or biodiesel as fuel. The types of generators, engines and alternators utilized in our systems are widely used and provide a highly dependable, cost-effective Distributed Generation technology, meaning that they are able to generate the power that is required with very short start-up times, with good efficiency at a reasonable cost. However, new power producing technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source.

Monitoring Center and NexGear Technology

We build technology into our Distributed Generation systems. This technology is embedded into the design and manufacture of our proprietary switchgear and hardware and software controls systems, which are marketed under the name NexGear. Our NexGear technology controls the generator and the transfer of power, quickly shifting power between a customer’s primary power source and our Distributed Generation system. We consider our control technology and switchgear designs to be a source of competitive advantage for us due to their quality and their ability to provide power from the generator “in parallel with”, meaning at the same time as, the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to quickly substitute the power generated at the customer’s site with the power supplied by the utility power plant during times of peak demand without business interruption. Our system controls are built to enable remote monitoring and control functions, allowing us to operate the Distributed Generation system 24 x 7 from our PowerControl monitoring center.

We believe our combination of unique control capabilities is unmatched in the industry. Through our PowerControl monitoring center, we lead the industry in our ability to monitor the electric power grid, proactively predict peak power periods and electronically dispatch our customers’ generation at the right time, and for the right duration, with the goal of optimizing our customers’ energy efficiency. Peak power periods vary by geography, time of day, utility infrastructure, utility customer mix and weather. Using our predictive capabilities, we coordinate the operation of our customers’ Distributed Generation systems during times of peak demand so that our customers can benefit from energy savings and beneficial electricity rates that are available from managing energy use during these periods of high electricity demand. Our ability to enable our customers to benefit from these savings is enhanced by our expertise in understanding complicated utility rate structures.

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

Energy Storage

We have developed, and since 2015 have been offering, sophisticated energy storage solutions, which support a microgrid and enable a customer to integrate solar and other generation sources with our control solutions. Our energy storage solutions, including battery storage solutions, enable the enhanced utilization of renewable energy sources, designed to improve the reliability and quality of alternative energy sources such as solar or wind power. Our typical energy storage solution is intended to help leverage a customer’s renewable energy investment in a number of ways, such as by providing output firming, which stabilizes power against variances in meteorological conditions. Another advantage of our solutions is power smoothing, which improves power quality and eliminates harmonics, rapid voltage swings and frequency deviations. Our energy storage solutions can be combined with our Distributed Generation or Solar Energy systems to provide the benefits of those solutions, including peak shifting and fast and reliable standby power. In addition, our energy storage solutions are scalable, flexible and technology-neutral to meet the needs of our customers.

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

In 2015, 87.7% of our Distributed Generation systems revenues consisted of customer-owned sales, and the remaining 12.3% of our Distributed Generation systems revenues were derived from recurring revenue sales. Sales of customer-owned systems generate revenues and profits that are recorded on our financial statements over the course of the project implementation, which is generally a period ranging from three to 18 months depending on the size of the project. Sales of PowerSecure-owned projects are recorded over a longer time frame continuing well after the project is implemented, typically ranging from five to 15 years depending on the life of the underlying contract. Changes both in the absolute amount of sales under these two systems and in the proportionate ratio between the two sales models significantly impact our revenues and profits and cause them to fluctuate from period to period. Changes in sales under our customer-owned models result in significant changes in our near-term revenues and profits. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period, have higher gross margins and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, commissioned and successfully operating.

Our Energy Storage solutions are sold to customers under the project-based model, in which the customer acquires ownership of the Energy Storage system upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed.

Solar Energy

Overview

Our Solar Energy segment, which is operated primarily by our PowerSecure Solar subsidiary. Our Solar Energy systems use photovoltaic, or PV, solar panels (which we do not manufacture) to provide utilities and their customers with environmentally friendly power to augment their core power requirements. Our PowerSecure Solar team provides us with the ability to deliver Solar Energy systems integrated with our Distributed Generation and Energy Storage solutions platform. These Solar Energy systems are sold under the project-based, customer-owned model.

Our turn-key solar energy system capabilities include the design, engineering, project development, sourcing and procurement, installation and project management of these solutions. Our solar energy systems primarily involve photovoltaic, or PV, panels generating power without moving parts or fuel. We rely heavily on our engineering expertise to design systems that optimize producing the maximum energy at the lowest capital cost. A successful solar power system requires the proper selection and configuration of panels, mounting equipment and inverters, which our engineering expertise and attention can provide. Our solar team has experience with a wide range of PV technologies, so we are supplier and technology neutral. Our technical expertise also includes permitting, interconnecting, commissioning, maintaining and monitoring the solar power system.

Market

In addition, the growing desire for utilities and their customers to incorporate renewable energy sources into their portfolios has driven a demand for distributed solar energy systems. We provide turn-key solar photovoltaic systems either as a stand-alone solution or in conjunction with our traditional Distributed Generation systems and/or our proprietary Energy Storage Solutions. Our capabilities include the ability to provide turn-key systems, including engineering, procurement and construction, as well as provide on-going maintenance and monitoring services.

Solar energy is a growing form of renewable energy with numerous economic as well as environmental benefits that make it an attractive complement to, or substitute for, traditional forms of electricity generation. In recent years, the price of PV solar systems, and accordingly the price of producing electricity from PV solar, has dropped to levels in some markets and applications that are close to or even below the retail price of electricity. Moreover, there are a variety of financial and other economic incentives for solar power, offered by various levels of governmental authorities and through tax incentives and private incentives. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be modified without notice. For example, the 30% investment tax credit under federal tax regulations, which were scheduled to expire at the end of 2016, have been extended to the end of 2019, after which time is declines in stages to a permanent 10% rate credit starting in 2022. The rapid price decline that solar systems have experienced in recent years has created opportunities to develop solar systems in certain markets even with limited or no financial incentives.

Solar energy systems offer a variety of benefits that help drive demand. Solar systems require no fuel, which provides a valuable benefit to owners of solar systems relative to traditional electricity generation assets. Once installed, solar systems can function for dozens of years with less maintenance and oversight than electricity generation. In addition, solar energy systems offer environmental benefits, including that they do not generate any greenhouse or other emissions and use little or no water.

Solar energy markets are continuing to develop, aided by the factors discussed above as well as by declining selling prices, which make solar power more affordable to new markets.

Business Model

Our Solar Energy systems are typically sold to customers on a “project-based” model on a basis similar to that Distributed Generation model. We are engaged to design, source, procure, build and install Solar Energy systems and projects, for utilities and their customers or for developers and their customers. We are generally paid a fixed contractual price for these projects, plus any modifications or scope additions. We recognize revenues from these projects on an output method using percentage-of-completion basis.

Significant Projects

Our Solar Energy distributed generation business significantly expanded under awards from Georgia Power Company, one of the largest investor-owned utilities in the U.S., to provide utility-scale solar installations for the benefit of Georgia Power customers. We currently expect those projects to generate a total of approximately $120 million in revenues during 2015 and 2016, including revenues from such projects that we recognized in 2015. The first two projects were awarded in 2014 under Engineering, Procurement and Construction Agreements, which we refer to as EPC Contracts, between the utility and us, for the benefit of Georgia Power customers. In July 2015, we entered into an EPC Contract with Georgia Power for a third solar installation.

We were previously notified by Georgia Power that the size and scope of the solar project contemplated by the July 2015 EPC Contract may be reduced, due to a change in the utility customer’s requirements, or could be terminated. Accordingly, we have been in discussions with Georgia Power regarding the status of the project and currently believe that the EPC Contract may be terminated entirely. As of the date of this report, the July 2015 EPC Contract has not been amended, restated or terminated, and the underlying solar project has not been definitively modified. In November 2015, based on the information available as of that time, we estimated that the associated revenues from the project would be reduced from the initial $85 million project size to approximately $60 million. Based on more recent information we have received, we currently estimate that no revenue will be generated by the July 2015 EPC Contract and, accordingly, have removed it entirely from revenue backlog as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog”.

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

On February 8, 2016, we entered into a five-year MSA with the Bahamas Power and Light Company, a wholly owned subsidiary of Bahamas Electricity Corporation, the government owned electric utility for The Bahamas (excluding Grand Bahama), to assist BPL to conduct its operations as the electric utility for The Bahamas, manage the Bahamas electric infrastructure, and enhance its overall electric generation system and supply. The MSA includes a business plan which outlines cost-reduction and reliability targets along with renewable energy and customer service initiatives.

Market

There are more than 3,000 electric utilities in the U.S. In 2013, investor-owned electric utilities and stand-alone transmission companies invested a record-setting $37.7 billion in transmission and distribution infrastructure, according to the Edison Electric Institute. Several industry trends indicate that strong transmission and distribution investment by utilities will continue over the coming years, including the need to upgrade and replace the utility grid’s aging infrastructure to improve and ensure reliability, to respond to the expected long-term increase in demand for electric power, to incorporate renewable energy and other new power sources into the grid, and to ensure the security of the grid. According to a forecast made in October 2015 by the Edison Electric Institute, investor-owned electric utilities were planning to invest approximately $85 billion on electric transmission infrastructure between 2015 and 2018. In December 2014, the Brattle Group projected that the total U.S. transmission investment over the next decade will be $120-$160 billion. In addition, the megatrend toward improving the efficiency of our energy delivery and consumption is driving initiatives and innovations in smart grid technology which will also be a positive driver for transmission and distribution system infrastructure spending.

Utilities generally use a combination of internal and third-party vendors to provide construction and maintenance services for their transmission and distribution infrastructure. Utilities also utilize third party engineering and consulting firms to supplement their internal engineering resources. We provide services in each of these areas for IOUs, electric cooperatives and municipal utilities of virtually every size. Historically, our geography was primarily concentrated in the Southeast. However, we have grown the geographic base of the utilities we serve over the last several years to include utilities in the Mid-Atlantic, Midwest, Gulf Coast and Southeast regions. We intend to continue to expand our utility relationships as our business grows and develops.

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

Under the terms of our MSA with BPL, we will receive a baseline annual management fee of $2 million. In addition, on an annual basis, if BPL achieves certain pre-defined key performance indicators related to cost reductions, reliability improvements and customer service enhancements, we would receive additional performance-based compensation of up to 150 percent of the annual management fee.

Energy Efficiency

Overview

We deliver Energy Efficiency solutions to assist our customers in the achievement of their energy efficiency goals. We have two primary Energy Efficiency product and service offerings: light emitting diode, or LED, lighting fixtures and lamps, under our PowerSecure Lighting business, and energy efficiency upgrades for large energy services companies, referred to as ESCO customers, and large retailers, under our Energy Efficiency Services business. Our LED lighting solutions are primarily focused on the utility, commercial and industrial markets, while our energy efficiency solutions are primarily focused on serving the ESCO and retail channels. We also market our Distributed Generation products and services in our Energy Efficiency Services solutions. In the future, we also plan to bring our LED lighting solutions to our ESCO and retail customer base. In both of our Energy Efficiency product and service lines, we deliver highly engineered product solutions and upgrades with strong value propositions that are designed to reduce energy costs, improve operations and benefit the environment.

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

In 2013, we acquired our Energy Efficiency Services business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to ESCOs, which deliver these energy efficiency solutions to public sector commercial, industrial and institutional facilities. In September 2014, we acquired the electrical contracting business of Apex. Apex provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy

Efficiency services to large retailers. In December 2015, we acquired the energy services business of ESCO Energy Services Company, which provides lighting retrofit solutions that deliver energy savings for large ESCOs and commercial and industrial, institutional, utility and municipal customers across the United States. The acquired business provides a broad range of turn-key energy efficiency services including energy audits, materials procurement, project management, implementation and verification, expanding both our geographical presence and services capabilities.

The primary client base for our Energy Efficiency Services products and services are the large, publicly-traded ESCOs. Through our relationships with these ESCOs, we provide facility upgrades primarily for public sector customers, including federal, state and local government agencies and educational institutions. As ESCOs are awarded project contracts with public sector clients, we assist them by providing energy efficiency expertise to develop and implement tailored solutions under their contracts. From time to time, we also serve larger commercial and industrial clients for which we provide our energy efficiency solutions directly, when an ESCO is not involved in the customer relationship. Through Apex, we are also able to provide our Energy Efficiency Services solutions to large retailers.

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

Our LED lighting product line includes:

•	LED-based lamps and fixtures for department stores and other commercial applications, including display and down-lighting;

•	LED-based lighting fixtures for grocery, drug and convenience stores, including lights for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, overhead lighting for walk-in storage coolers; and

•	LED-based lighting fixtures for utilities, commercial and industrial, and OEM applications, including area lights, indoor overhead lighting, and other specialty lighting applications.

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

Customers

Our customers include a wide variety of large and mid-sized commercial and industrial businesses, public and private institutions, and utilities, including investor-owned utilities, cooperatives and municipalities. Although we have continued to diversify and expand our customer base and our markets, from time to time, we have derived a significant portion of a particular period’s revenues from a concentrated group of customers, because a significant portion of our revenues in any particular period can be driven by one or more large projects, such as our large utility-scale solar projects, or because of our successful penetration of certain markets, such as the data center industry for our Distributed Generation projects. In 2015, our revenues from Georgia Power from our utility-scale solar projects and from Oncor Electric Delivery Company, LLC represented 13.8% and 10.8%, respectively of our consolidated revenues. Over the past three years, virtually all of our revenues have been generated from customers in the United States, although in 2015 we commenced receiving revenues from customers in Canada and we received revenues from our management services in the Bahamas to the predecessor of BPL, and expect revenues from such countries to increase in 2016.

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

In our Solar Energy segment, the solar energy market is very competitive and rapidly evolving, and is significantly dependent on government incentives. The solar industry is characterized by intense pricing competition as well as other forms of competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including major national companies such as completely vertically integrated companies as well as numerous regional developers, some of which are in poor financial condition. The principal elements of competition in the solar power systems market include engineering capabilities, technical expertise, price, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, product performance, efficiency and reliability, and technical service.

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

Employees

As of March 9, 2016, we had 1,001 full-time and 34 part-time employees. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

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

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2015, we had approximately $451 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our exposure on these surety bonds was approximately $196 million at December 31, 2015.

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

Business Investments and Acquisitions

We believe that each of our business segments offers organic growth opportunities, and we have been focused on creating organic revenue growth. In addition, from time to time we have made business investments and acquisitions to take advantage of opportunities to acquire key businesses, products, services, technology, customer relationships and management talent that we believed would enhance our capabilities and our solutions for our customers, and be financially beneficial. Since 2012, we have made a number of important business investments and acquisitions, including the following:

•	In June 2012, we acquired PowerSecure Solar, a distributed solar energy business, adding a solar energy capability to our Distributed Generation system platform that grew into its own platform and segment. This acquisition provided us the capability to provide stand-alone solar energy PV systems to utilities and their commercial and industrial customers, and enhanced our capabilities to utilize solar energy in combination with our traditional Distributed Generation and microgrid systems.

•	In February 2013, we acquired our Energy Efficiency Services business. This acquisition strengthened our Energy Efficiency product and services offerings by expanding our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems.

•	In April 2013, we acquired Solais, an LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics. The acquisition of Solais strengthened and complemented our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais added to our capabilities in marketing LED lighting through distributor channels.

•	In May 2013, we acquired the business and certain assets of Powerline, which involves safety training in electrical utility work and enhances our Utility Infrastructure safety and training programs with additional resources and capabilities.

•	In October 2013, we acquired the assets and business of Encari, which provides cybersecurity consulting and compliance services to the utility industry. Encari helps utilities assess, improve and maintain their compliance with NERC CIP Reliability Standards.

•	In September 2014, we acquired the electrical contracting business of Apex, which provides retrofit and electrical contracting services to major retailers, in most cases through general contractors. This acquisition is part of our strategy to expand our Energy Efficiency services market base to retailers.

•	In October 2014, we acquired the mission critical data center energy services operations, which provides full turn-key electrical infrastructure design, implementation and commissioning service to data center owners. We previously provided our Distributed Generation data center solutions as a supplier to that business. This acquisition has provided us with a direct customer channel and capabilities to accelerate our access to key data center decision makers who are designing and evaluating backup power and control systems for their facilities.

•	In December 2015, we acquired the energy services business of ESCO Energy Services Company, which is based in Lenox, Massachusetts and provides lighting retrofit solutions which deliver energy savings for large energy services companies and commercial and industrial, institutional, utility and municipal customers across the United States. The acquired business provides a broad range of turn-key energy efficiency services including energy audits, materials procurement, project management, implementation and verification, expanding both our geographical presence and services capabilities.

While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to a material acquisition or disposition that has not been disclosed in this report.

Reportable Segments

Our reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Solar Energy solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

Prior to the year ended December 31, 2015, the Distributed Generation and Solar Energy operating segments, described in greater detail below, had been reported on an aggregated basis under our Distributed Generation segment. We subsequently determined that we misapplied the provisions of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), in regards to our identification and aggregation of operating and reportable segments. During the year ended December 31, 2015, we correctly identified and reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the years ended December 31, 2014, 2013 and 2012 to correct our error and to conform to our current presentation.

Financial information related to our segment operations for the past four fiscal years is set forth in Note 14, “Segment Information” of the notes to our consolidated financial statements included beginning at page F-1 of this report and incorporated herein by reference.

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

Executive Officers of the Registrant

The names of our executive officers and their ages, positions with us and biographies as of March 14, 2016 are set forth below:

Name	Age	Positions
Sidney Hinton	53	President, Chief Executive Officer and Director
Christopher T. Hutter	49	Executive Vice President, Chief Operating Officer, Assistant Secretary
Eric Dupont	43	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Gary J. Zuiderveen	57	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Assistant Secretary
Ronnie Brannen	53	President of Utility Infrastructure and Chief Utility Officer

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

Christopher T. Hutter has served as an executive officer since joining our company in December 2007, serving as our Executive Vice President since March 2010 and as our Chief Operating Officer since November 2014. He previously served as our Chief Financial Officer and Treasurer from December 2007 until October 2015, our Secretary from September 2012 until October 2015, and our Vice President from December 2007 until March 2010. Mr. Hutter was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, he was employed as a senior staff tax consultant with Deloitte & Touche LLP, an international accounting firm.

Eric Dupont has served as our Executive Vice President and Chief Financial Officer, Secretary and Treasurer since October 2015, having previously served as our Executive Vice President of Finance and Administration from September 2014 until October 2015 and as the Vice President of Finance of our PowerSecure, Inc. subsidiary since joining our company in March 2013. From June 2008 to February 2013, Mr. Dupont served in a variety of positions with Lime Energy Co., an energy services company based on Huntersville, North Carolina, including ultimately as its Vice President of Operations. From 2004 through June 2008, he served as Chief Financial Officer of Applied Energy Management, Inc., a Cornelius, North Carolina based energy efficiency services company, which was acquired by Lime Energy Co. in June 2008. From 1998 through 2004, he served as the Director of Structured Finance for Ameresco, Inc., formerly DukeSolutions, Inc., a Duke Energy subsidiary. Mr. Dupont was employed with KPMG Peat Marwick LLP from 1995 through 1998 as a supervising senior.

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

Ronnie Brannen has served in various capacities with the PowerSecure Subsidiary, including as the Chief Revenue Officer of the PowerSecure Subsidiary from November 2014 until January 2016, and prior thereto as the President of the PowerSecure Subsidiary’s UtilityServices division. Prior to joining PowerSecure, Mr. Brannen served in a variety of positions at Georgia Power Company, a subsidiary of Southern Company, from August 1984 to August 2007. From 1984 until 1995, Mr. Brannen was employed in the transmission and distribution business in the areas of construction and project management. From 1995 until 1997, he worked in the unregulated side of the business, in the Lighting Services Business Unit, as a project manager and construction manager. From 1997 until 1999, he was employed in the Central Region distribution business as a safety & training specialist and distribution supervisor. From 1999 until 2001, he served in the marketing business unit as an account executive for large industrial customers and worked on new product and service development. In 2001, Mr. Brannen worked on a special assignment to create a new unregulated business unit, Power Services, with a focus on offering products and services to electric users in the State of Georgia. He remained in this start-up until 2007, when he joined PowerSecure.

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

Risks Related to Our Business and Industry

We may not be able to continue to grow our company and remain profitable in future periods, or to reach or exceed the levels of growth, revenues, margins and operating and net income that we target in the future, which would materially and adversely affect our business and financial results and the trading price of our common stock.

During most recent years, we have experienced a high rate of growth in our business and revenues and our operations have been profitable on an annual basis. In future years, we expect and target continued growth in our revenues, expansion in our business operations and profitability in our financial results. However, we may not be able to continue to grow our revenues, margins and income or to meet the business and financial results we expect or target, and we may incur losses in the future, due to one or more of the factors listed in this item or discussed elsewhere in this report. In addition, even if our revenues increase and our operations are profitable in any future periods, we may not be able to grow our revenues and income or to sustain such growth and profitability in subsequent future periods. Also, even if we are successful at growing our business and revenues we might not be able to operate on a profitable basis, due to costs we incur in connection with the growth and expansion of our existing businesses, products and services and in connection with acquisitions and start-up time for new businesses, products and services, and as a result of other overhead and operating expenses and capital expenditures we may incur from time to time in operating our business. As a result, there is no assurance that our revenues will increase or that we will be profitable in any particular future period, and there is no assurance that our future margins will be at or above current levels. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses are higher than we anticipate, then our revenues could decline or we could incur losses or both, and our business, our results of operations and the trading price of our common stock would be materially and adversely affected.

Ongoing adverse economic conditions, including weak or deteriorating business and market conditions and volatile and uncertain financial and capital markets, could materially and adversely affect our business and financial results in future periods.

The United States and world economies continue to suffer from uncertainty, volatility, disruption and other adverse conditions, and those conditions continue to adversely impact the business community and the financial markets. There is no assurance when or the extent to which these economic and business conditions will improve in the future. These adverse economic and financial market conditions may negatively affect our customers and our markets, and thus negatively impact our business and results of operations. For example, weak market conditions could extend the length of our sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions continue to be weak or even deteriorate, then our business, financial condition and results of operations, including our ability to grow and expand our business and operations, could be materially and adversely affected.

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

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and revenues need time to develop, and these start-up timing issues can result in losses in early periods in new businesses if even they later become financially successful. Another factor that could cause material fluctuations in our quarterly results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our Distributed Generation and Utility Infrastructure projects. To date, the majority of our revenues have consisted of project-based Distributed Generation, Solar Energy and Utility Infrastructure revenues along with sales of LED lighting products, which are recognized as the sales occur or as the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term. Likewise, changes in the mix of higher versus lower margin revenues can also cause significant fluctuations in our operating results, such as the effect of a higher proportion in any period of lower-margin Solar Energy projects, which impact can adversely affect our overall margins and income.

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

We filed a motion to dismiss the amended complaint on February 26, 2015, which the court granted on September 15, 2015, with leave for the plaintiff to file an amended complaint. On October 16, 2015, the plaintiff filed a second amended consolidated class action complaint, with similar allegations over the same class period. On November 23, 2015, we filed a motion to dismiss the second amended complaint, and the briefing on that motion concluded on February 5, 2016. We cannot provide any assurance as to when the court will rule on our motion to dismiss the second amended complaint or whether our motion will be granted, and even if granted whether the complaint will be dismissed with prejudice or appealed.

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

The SEC is conducting an informal inquiry that currently appears to be focused on our segment reporting but may be broader in scope, and this inquiry may require significant management time and attention and result in significant legal expenses, could be further expanded and could result in an unfavorable outcome, which could have an adverse effect on us.

The SEC is conducting an informal inquiry that currently appears to be focused on our interpretation and application of ASC 280, Segment Reporting, in regards to our identification of operating and reportable segments since 2012, but may be broader in scope. We are cooperating with the SEC in this matter, including consultation with the Office of Chief Accountant of the SEC, and in connection therewith have reported on our re-assessment of our segment reporting in fiscal years 2012-2014 in Item 9A “Controls and Procedures”. There is no assurance that the scope of this inquiry is limited to segment reporting. In addition, the outcome of this inquiry could be unfavorable to us and adversely affect our business, financial condition or operating results. Furthermore, regardless of the outcome of this inquiry, defending the inquiry itself could result in substantial costs and divert management’s attention and resources, which could have an adverse effect on our business, financial condition or operating results.

We have entered into EPC contracts with a utility under which we are acting as the general contractor in connection with the installations of three utility-scale solar power systems, and these projects constitute a material amount of our revenues in 2015 and our current revenue backlog and we expect will constitute a material amount of our revenues in 2016. We are subject to a variety of risks associated with the execution of these large projects, including but not limited to potential termination of the most recent project, potential damages under the contracts if we do not deliver quality systems on time, and performance bonds that guarantee the performance of our obligations under the contracts, any of which could have a material adverse effect on our business and results of operations.

In 2012, we acquired our distributed solar energy business, which is operated by PowerSecure Solar. Because our solar energy capability was acquired relatively recently, we have limited experience on which to base our prospects and anticipated results of operations.

In July 2014, we entered into two engineering, procurement and construction contracts with a utility customer, pursuant to which we will act as the general contractor in connection with the installation of two solar power distributed energy systems with a total project value of $120 million. In July 2015, we entered into a third contract with the utility, which had an original project value of $85 million, which we anticipate will be terminated in its entirety. Because of the size, scope, and strict project timelines, we have taken on significant responsibility and risks related to project completion.

The contracts for these utility-scale solar projects contain customary covenants, representations, warranties and indemnities to the utility customer. They also include terms requiring us to provide indemnification to the utility under certain circumstances, as well as containing provisions requiring us to pay the utility liquidated damages upon the occurrence of certain events, including delays in achieving pre-determined substantial completion, and placed in service dates, and the level of energy performance of the project. The aggregate limit on our liability to the utility for liquidated damages due to such delays under the contracts is approximately $24 million to approximately $34 million per contract, and $82 million in total, although those amounts will be reduced if the July 2015 project is terminated entirely as anticipated. We could have additional liability to the utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The contracts also contain typical events of default, including material breaches of the contracts after notice and cure periods and defaults relating to bonding and surety failures. We provide a warranty on each project for three years after substantial completion of that project.

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

In addition, the solar projects covered by these contracts are subject to bonding and surety requirements. In connection with these requirements, we have obtained bonding and surety arrangements in the amount of approximately $205 million to support our performance obligations under the contracts to our utility customer. The solar panel manufacturer has provided a supply bond to us in the amount of approximately $75.3 million that backstops the on-time delivery of solar panels.

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

In addition, these solar projects are the largest we have been awarded to date, having generated a significant portion of our revenues in 2015 and being expected to generate a significant portion of our revenues in 2016. These projects create concentrated operating and financial risks, and we do not control all events that could affect our performance or the timing of these projects. We may not recognize revenue as anticipated in a given reporting period because a project is delayed or if construction, operational challenges arise, or if the timing of such a project unexpectedly changes for other reasons. We may incur large liquidated damages if we fail to execute the projects by a specified time, or incur other damages due to performance issues or contractual breaches. Our performance on this scale is untested. Moreover, these projects are subject to deferral or termination by the utility customer, under certain circumstances, upon which we would only receive compensation for our work performance and costs incurred. In addition, since these are fixed price projects, we would be adversely affected by any increase in costs, whether due to cost-overruns, construction delays, increased supply costs, adverse weather conditions, or other unanticipated factors. Any decrease in revenues below expectations from these projects, payment of liquidated damages, or increase in project expenses could have a material adverse effect on our business, results of operations and financial condition. This is particularly true because we expect the gross margins on these projects to be significantly less than our traditional solar gross margins. This means that we have less room for error, and the impact of issues with the execution of these projects could be magnified in our results of operations.

We were previously notified by Georgia Power that the size and scope of the solar project contemplated by the July 2015 EPC Contract may be reduced, due to a change in the utility customer’s requirements, or could be terminated. Accordingly, we have been in discussions with Georgia Power on the status of the project and currently believe that the EPC Contract may be terminated in its entirety. As of the date of this report, the July 2015 EPC Contract has not been amended, restated or terminated, and the underlying solar project has not been definitively modified. In November 2015, based on the information available as of that time, we estimated that the associated revenues from the project would be reduced from the initial $85 million project size to approximately $60 million. Based on more recent information we have received, we currently estimate that no revenue will be generated by the July 2015 EPC Contract.

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

Because our business depends, in part, on conditions in the oil and natural gas industry, such as oil and natural gas prices, continued weakness in that industry and volatility and declines in oil and natural gas prices may impact the demand for some of our products and services and our ability to collect accounts receivables from customers in that industry, which could materially and adversely impact our business and financial results.

Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of, and demand for, oil and natural gas. These include changes resulting from, among other things, the ability of the Organization of Petroleum Exporting Countries to support oil prices, domestic and worldwide economic conditions and demand, and political instability in oil-producing countries. Recently, the price of oil has been under heavy pressure and declined significantly, and faced turbulent and rapid price movement, mostly to the downside. We depend in part on our customers’ willingness to make expenditures that are intended to reduce their energy costs. Therefore, the recent declines and weakness in oil and natural gas prices, or the perception by our customers that oil and natural gas prices will continue to be weak or continue to decrease in the future, could result in a reduction in purchases of our products and services. Our customers’ willingness to purchase our products and services, and the price of oil and natural gas, depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control.

In addition, some of our customers are in the oil and gas business. Continuing weakness in the energy markets could impair the ability of our oil and natural gas customers to remain solvent and continue paying for the products we have delivered and the services we have performed, which could in turn impair the collectability of our accounts receivables. Accordingly, continued weakness or further reductions in energy prices could cause a decline in the demand for our products and services, adversely affect the prices that we can charge for our products and services or impact the collectability of our accounts receivable, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to generate or raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.

Although we believe we have adequate liquidity and capital resources to fund our operations internally for the near-term, due to our cash flow from operations as well as the availability of revolving and term loans under our credit facility, over time we may need to obtain additional capital to fund our capital obligations and to finance the continued growth and expansion of our business. For example, we may need substantial capital to finance the development and growth of our recurring revenue projects, which are capital intensive. In addition, each of our business segments have experienced high growth rates that have required, and we anticipate will continue to require, additional funds to finance working capital needs due to long payment cycles, as well as investments in personnel, operational equipment and other resources. Moreover, from time to time as part of our business plan, we evaluate potential acquisitions of businesses and technologies, such as the recent acquisitions discussed elsewhere in this report. Also, unanticipated events, and other events over which we have no control, could increase our expenses or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to optimize the availability, cost and terms of our debt facilities. We cannot provide any assurance that we will be able to maintain our current credit facility, raise additional capital or replace our current credit facility when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.

Our credit facility, which commenced in 2007 and has been amended and restated, consists of a revolving credit line of $40 million and two term loans. The proceeds under our credit facility are available for our capital requirements subject to our meeting certain financial and operating covenants. In October 2015, the credit facility was amended to increase the revolving portion of our credit facility to $40 million, subject to certain financial covenants and ratios, and to extend the maturity date of both the revolving loans and both terms loans to June 2020. On February 23, 2016, the lenders under our credit facility provided a waiver of any event of default arising from the execution of the Merger Agreement (but not the consummation of the Merger) under credit agreement with our lenders.

As of March 14, 2016, an aggregate balance of approximately was $17.8 million was outstanding under the two term loans and $25 million was outstanding under the $40 million revolving portion of our credit facility, of which approximately $36 million was available to borrow within the limits of our financial covenants. In addition, there were no outstanding letters of credit reducing the amount available to borrow under the revolving portion of the credit facility at March 14, 2016.

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

Because a portion of our business depends on our ability to provide surety bonds, we may not be able to compete for or work on certain projects if we are not able to maintain sufficient bonding capacity.

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. As of December 31, 2015, we had approximately $451 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our exposure on these surety bonds was approximately $196 million at December 31, 2015.

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

From time to time, we have a concentrated number of customers that account for a large portion of our consolidated revenues during a year, and because the majority of our revenues are project-based, we receive our revenues from these orders over a limited period of time. For example, in 2015 a significant portion of our revenues were, and in 2016 a significant portion of our revenues are expected to be, generated from a large utility customer under two utility-scale solar projects, as well as from another large utility customer. In addition, our successful penetration of the data center markets for our Distributed Generation solutions has led to customer concentration in that industry. As a result, we are continually replacing revenue from current customers and projects with new revenue from existing customers or from new customers and projects, while at the same time working to grow our revenues and our business. See “Item 1. Business—Customers” above. While we have been diversifying our products and services, our markets and our customer base in order to reduce our dependence on any one or small group of customers in the future, there is no assurance we will be successful in diversifying our business or obtaining additional significant purchase commitments from other customers to replace work that has been completed. If we are unable to obtain additional significant purchase orders in the future and to otherwise diversify and expand our customer base, our revenues and net income in future periods could be adversely affected.

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

A significant portion of our revenue backlog is comprised of master contracts, product contracts and orders that are subject to cancellation without penalty or are otherwise subject to delay, deferral or reduction from time to time. For example, the backlog contained in this report does not includes any revenue relating to a July 2015 solar project that previously was $85 million in size, based on our current best estimate that such solar project will be terminated in its entirety. In addition, the determination of our backlog involves the use of estimates of the revenue that will be realized from certain customers we are serving under master contract relationships.

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

We acquire certain inventory, including for our Distributed Generation and Solar Energy projects and for our LED lighting products and our Distributed Generation products, in international markets. In addition, we have been increasing our focus on marketing and selling some of our products and services in international markets. For example, we have Energy Efficiency Services projects in Canada. Also, we have entered into a management services arrangement with Bahamas Power & Light, providing our energy management services to BP&L in connection with the Bahamas electricity market. Our strategy for future growth includes the penetration of foreign markets for our products and services. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers.

We have very limited experience in international operations, including developing localized versions of our products and services and developing relationships with international service providers. We cannot provide any assurance that we will be successful in developing or expanding international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

In addition, international operations entail a variety of other risks, including:

•	compliance with, or unexpected changes in, numerous legislative, regulatory or market requirements of foreign countries;

•	poor quality or protracted production or shipping cycles;

•	currency rate and foreign exchange fluctuations;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language and cultural differences;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	significant taxes or other burdens of complying with a variety of foreign laws; and

•	geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations.

Any of these factors could adversely affect any international operations in which we engage and result in lower revenue or higher expenses than we expect and could significantly affect our results of operations and financial condition.

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

As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where a track record of performance does not exist or is difficult to ascertain. For example, the quality and performance of our PowerBlock, which is our proprietary generator system used in many of our Distributed Generation projects, is dependent upon the quality the engines we acquire from the manufacturer. Similarly, the quality and performance of our LED lighting products is dependent upon the quality of their component parts, many of which we acquire from other manufacturers and suppliers. Likewise, the success of our solar projects is dependent upon the quality and performance of key component solar parts such as solar panels, which will be a significant factor in the success of our recent utility-scale solar projects.

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

With the growth and emergence of our solar energy business, we face a variety of risks and uncertainties related to solar technologies and the industry generally, as well as to our solar business specifically, that could adversely affect our operating results if they materialize.

In June 2012, we acquired our Solar Energy business, PowerSecure Solar. Accordingly, we have limited experience in the solar power business on which to base our prospects and anticipated results of operations, which are becoming an increasingly meaningful portion of our business and financial results. In our Solar Energy business, we face a number of risks including the following:

•	While the demand for solar installations is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain it as a profitable product line. The factors influencing the widespread adoption of solar power technology include cost-effectiveness, performance, and reliability; the availability of government subsidies and incentives; the desire of utilities and commercial, industrial, and institutional customers to invest in alternative “green” energy technology; fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources; and the willingness and ability of customers to make significant capital expenditures to purchase the products.

•	The reduction, elimination or expiration of rebates, government subsidies, tax credits and other financial incentives, renewable energy targets and other types of support for solar energy, or an increase in adverse public policies, could reduce demand or price levels, or both, for our solar business, because we believe that the near-term growth of the solar market depends in large part on the availability and size of these rebates, subsidies, tax credits, incentives, targets and other support for solar energy. To encourage the adoption of solar technologies, the U.S. government and numerous state and local governments have provided subsidies in the form of rebates, cost reductions, tax incentives and other financial incentives to end-users, distributors, systems integrators and manufacturers of solar power products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be modified without notice. For example, the 30% investment tax credit under federal tax regulations, which were scheduled to expire at the end of 2016, have been extended to the end of 2019, after which time is declines in stages to a permanent 10% rate credit starting in 2022. Reductions, eliminations, expirations or periodic interruption of these government subsidies, tax credits and other financial incentives may result in the diminished competitiveness of solar energy, thus materially and adversely affecting the demand and/or price levels for solar projects, leading to a reduction in Solar Energy revenues and adversely impacting our financial results. Additionally, many state governments have adopted, or endorse, or encourage utilities to achieve, certain renewable portfolio standards and goals which have driven the adoption of solar and other alternative energy technologies. These renewable targets and goals are subject to change at any time, and are especially subject to political instability or policy changes. The reduction, elimination, or expiration of these targets, goals and standards could negatively impact demand for solar technology generally and our solar business specifically.

•	The execution of our Solar Energy growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of construction of solar projects. We often act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

•	Many of our customers require long-term performance guarantees by us that guarantee certain levels of energy output from the systems we install. Due to general risks inherent in the performance of solar systems, including unexpected performance problems, uncertain technology or other events that could cause us to fail to meet these performance criteria, we could face significant revenue and earnings losses and financial penalties.

•	The market for electricity generation products is heavily influenced by federal, state, and local government regulations and policies concerning the electric utility industry, as well as utility rate structures, interconnection procedures and policies promulgated by electric utilities. These regulations and policies have been frequently modified in the past and may be modified again in the future. Any changes to existing regulations and policies, and any new regulations and policies, could cause a significant reduction in demand for solar projects. For example, potential solar customers may be deterred from purchasing solar energy as the result of electric grid disconnection or interconnection charges and fees, additional fees and other charges assessed on customers purchasing energy from solar energy systems fees, or changes in rate structures more favorable to electricity consumption. Also, changes to existing regulations and policies or new regulations and policies could have the impact of increasing the costs of conducting a solar business. In addition, any regulatory compliance failure could result in significant management distraction, unplanned costs and/or reputational damage. Likewise, future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness and cause a significant reduction in demand for our solar energy projects.

•	A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition and results of operations. We believe that a customer’s decision to buy renewable energy from us is primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or other renewable energy sources would harm our ability to offer competitive pricing on solar projects and could harm our business.

Our success in developing and growing a profitable solar energy business depends in large part on our ability to anticipate and effectively manage these and other risks and uncertainties, many of which are outside of our control. Any of these risks could materially and adversely affect business and our operating results.

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

For example, a significant portion of our revenues in recent years have been generated from fixed price Distributed Generation projects, and increases in the prices of key components in those projects, such as engines, generators, emissions systems, fuel systems, diesel fuel, copper, aluminum and labor, would increase our operating costs and, accordingly, reduce our margins in those projects. Similarly, we use key components in our Energy Efficiency, Solar Energy and Utility Infrastructure products and services that are subject to price fluctuations. Although we intend to adjust the pricing on future projects based upon long-term changes in the prices of our components, we generally cannot pass on short-term price increases on fixed priced projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, longer-term shortages due to market forces beyond our control or exchange rate fluctuations.

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

We primarily utilize diesel powered generators in our systems and recently started utilizing natural gas generators in our systems. If regulatory requirements or their interpretation unfavorably impact the utilization of diesel for generation, or require the diesel to have certain properties that impact the operation of our Distributed Generation systems or their cost, then our business could be materially and adversely affected. While, in such case, we would utilize our best efforts to find alternative power sources, or modify the units to qualify under the requirements, there is no assurance those alternatives would be economically acceptable. Thus, unfavorable changes to such regulatory environmental requirements could materially and adversely affect our business as well as our financial condition and results of operations.

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

Our business strategy includes the development and expansion of new businesses and product lines from time to time. Examples of recent new product offerings and businesses include, but are not limited to, our Solar Energy business, our LED lighting products, our micro-grid products and our PowerBlock generator technologies. Our plans and strategies with respect to these new businesses and product offerings are often based on limited histories and market information and are continually being modified as we seek to maximize their potential. In addition, our new businesses generally have a limited number of customers, and our future success depends in large part upon our ability to expand our customer base and to enhance and develop our products and services in these new businesses so that they will generate significant revenues, profits and cash flow.

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

The margins on our revenues from some of our segments are higher than the margins on revenues from other segments. For example, our Distributed Generation projects generally yield gross profit margins significantly higher than our Solar Energy projects, and we generally derive higher gross profit margins from our Energy Efficiency revenues than from our Utility Infrastructure revenues. The gross profit margins we realize largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines can adversely affect our consolidated gross profit margin results. For example, while revenues from our Solar Energy segment were significantly greater and represented a larger portion of our product mix in 2015 than 2014, the lower margins from our Solar Energy business resulted in lower overall margins in our business in 2015 than in 2014.

Additionally, our margins within a segment can fluctuate from project to project, depending on the project’s scope, technical specifications and materials and labor costs, among other factors. Our margins can also fluctuate based upon competition, alternative products and services, operating costs, tariff systems and contractual factors. The absolute level of revenue achieved in any particular period can also affect our margins, because portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease, and, accordingly, we will record lower profits and receive less cash flow on the same amount of revenues.

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease, and, accordingly, we will record lower profits and receive less cash flow on the same amount of revenues. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year. Accordingly, there is no assurance that our future gross profit and gross profit margins will improve or even remain at historic levels in the future, and could decrease.

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

In addition, we provide longer warranties for our Solar Energy products. Since the solar energy systems we purchase and sell, and their associated components, including solar panels, cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense and product liability claims that our vendors do not cover. Additionally, the solar panel manufacturing industry has experienced significant financial upheaval and inconsistent results in recent years, driven largely by decreasing panel prices, and this has weakened the financial health of many of the panel manufacturers which can affect their ability to honor their warranty obligations. The current standard product warranty for the solar energy systems we sell includes a warranty period of generally one to five years for defects in material and workmanship, a warranty period that can extend to ten years for panel and inverter workmanship, and a warranty period which can extend 20 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. Due to the long warranty period and even though we pass through manufacturers’ warranties from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $53.4 million at December 31, 2015. A material decline in our market capitalization or change in discount rates or industry growth rates could result in an impairment of our goodwill. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could adversely impact our results of operations.

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

We may be unable to acquire other businesses, technologies or companies or engage in other strategic transactions, and we may not be able to successfully realize the benefits of and may be exposed to a variety of risks from any such strategic transactions.

In addition to organic growth, we have grown in the past and expect to grow in the future by acquiring complimentary products, services, technologies and businesses and entering into other strategic transactions that have enabled us to increase our product and service offerings, enhance our technology and capabilities, expand our markets and add experienced management. For example, in recent years we made acquisitions of new businesses and technologies such as PowerSecure Solar, Solais, and Encari, and we have made acquisitions designed to expand our existing products and services into new markets such as our Distributed Generation data center markets and our Energy Efficiency Services business.

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

Any future acquisition involves risks commonly encountered in business relationships, including:

•	difficulties in assimilating and integrating the operations, personnel, systems, technologies, finance and accounting functions, and products and services of the acquired business;

•	technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	we may not be able to achieve the expected synergies from an acquisition, or it may take longer than expected to achieve those synergies;

•	unexpected costs and liabilities and unknown risks associated with the acquisition;

•	difficulties and inefficiencies in managing and operating businesses in multiple locations or businesses in which we have limited or no direct experience;

•	difficulties in retaining, training, motivating and integrating key personnel;

•	diversion of management’s time and resources away from our daily operations;

•	difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	difficulties in managing, maintaining and enhancing relationships with customers and suppliers of the acquired business;

•	risks of entering markets in which we have no or limited direct prior experience;

•	difficulties in integrating accounting and financial reporting systems;

•	potential disruptions to our ongoing businesses;

•	potential need for restructuring operations or reductions in workforce, which may result in substantial charges to our operations;

•	difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal controls over financial reporting, appropriate for a larger public company at companies that, prior to their acquisition, lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal controls over financial reporting;

•	incurring future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them; and

•	issuing potentially dilutive equity securities, or incurring debt or contingent liabilities, which could harm our financial condition.

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

In recent years, we have exhausted a significant portion of our available net operating loss carryforwards, or NOLs, as a result of taxable income for U.S. federal income tax purposes. As of December 31, 2015, our available federal NOLs were approximately $34.3 million expiring over the next 20 years. When our aggregate net income, for federal income tax purposes, exceeds the amount of our available NOLs, we incur a current liability for federal income taxes, which adversely affects our net income, cash flow and available cash resources compared to previous periods.

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

In August 2012, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted new rules requiring disclosure of the use of certain minerals, referred to as conflict minerals, which originate in the Democratic Republic of Congo or adjoining countries. The rules impose diligence and disclosure obligations with respect to these conflict minerals, which are defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. These new requirements have required us to undertake due diligence efforts since the 2013 calendar year, and to meet annual disclosure requirements by each May 31 of the following year. Our supply chain is complex and we may incur significant costs to determine the source and custody of any conflict minerals in order to comply with these disclosure requirements, including costs associated with canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, technology or equipment, or if we are unable to certify that our products are “conflict-free.” Compliance with these regulatory requirements may also affect the sourcing, price and availability of some minerals necessary to the manufacture of our products.

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

We have not in the past paid, we do not currently intend to pay, and the Merger Agreement restricts our ability to pay, any cash dividends on our common stock.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the near future. Under the Merger Agreement, we are prohibited from paying cash dividends without the prior written consent of Southern Company.

The market for our common stock is volatile and subject to extreme trading price and volume fluctuations.

Our common stock has been listed and traded on the New York Stock Exchange since August 2013. The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. The stock market in general, and the market for small cap companies and energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. While the trading price of our common stock stabilized after the announcement of the Merger Agreement, in the event the Merger is not consummated, or its consummation is questioned by investors, then a number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:

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

From time to time in the future we may raise additional capital by issuing shares of our common stock or securities convertible into shares of our common stock, which would increase the number of shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We filed two shelf registration statements in 2013 which allow us to issue up to $70 million in any combination of common stock, preferred stock, warrants and units in offerings for cash, less the amount we raised in our 2013 public offering, and in connection with acquisitions to issue up to 2.5 million shares of common stock, less shares we have issued under that shelf registration statement in acquisitions. Shares issued under either shelf registration statement would be freely tradable upon issuance. The shelf registration statements expire in May 2016. In addition, from time to time we may issue shares of our common stock or securities convertible into common stock pursuant to exemptions under the Securities Act registration requirements that we register for resale. Under the terms of the Merger Agreement, we would need to obtain Southern Company’s prior written consent to issue any shares under either of these shelf registration statements or otherwise.

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

Risks Related to the Merger

The Merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or, in order to receive such consent or approval, the governmental entities may impose restrictions or conditions that could have a material adverse effect on the combined company or that could cause the companies to terminate the transaction.

Our stockholders will be asked to vote on the approval of the Merger Agreement at a stockholders meeting that will be held on a date to be announced. Consummation of the Merger is subject to various closing conditions, including, among others (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our common stock, (ii) the receipt of all regulatory approvals required to consummate the Merger, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or injunction prohibiting the consummation of the Merger, and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s performance in all material respects with its obligations under the Merger Agreement, and (c) no material adverse effect (as defined in the Merger Agreement) on us having occurred. The Merger is not subject to any financing condition.

If the Merger is consummated, holders of shares of our common stock will have no on-going equity in the surviving corporation, will cease to participate in our future earnings and growth and will not benefit from any future increases in the value of PowerSecure.

We may not receive the required approvals and other clearances for the merger, or we may not receive them in a timely manner. If such approvals and clearances are received, they may impose terms, conditions or restrictions (i) that cause a failure of the closing conditions set forth in the Merger Agreement, which could permit us or Southern Company to terminate the Merger Agreement and abandon the transaction or (ii) that could reasonably be expected to have a detrimental impact on the combined company following completion of the merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents could prevent the completion of the merger or have an adverse effect on the anticipated benefits of the Merger, thereby impacting the business, financial condition or results of operations of the combined company.

Even after the expiration of the waiting period under the Hart-Scott-Rodino Act, governmental authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest.

Failure to complete the Merger could adversely affect our stock price, future business operations and financial results.

Completion of the Merger is subject to risks, including the risks that approval of the transaction by our shareholders or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If we are unable to complete the Merger, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we will have paid certain significant transaction costs, including legal, financial advisory and filing, printing and mailing fees, and in certain circumstances, a termination fee to Southern Company of $12,000,000;

•	the attention of our management may have been diverted to the merger rather than to our operations and the pursuit of other opportunities that could have been beneficial to us;

•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;

•	we will have been subject to certain restrictions on the conduct of our business, which may prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending; and

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

A failure to complete the merger may also result in negative publicity, additional litigation against the company or its directors and officers, and a negative impression of our company in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our common stock.

We are subject to contractual restrictions in the Merger Agreement that may hinder operations pending the merger.

The Merger Agreement restricts us, without Southern Company’s prior written consent, from taking certain specified actions until the Merger occurs or the Merger Agreement terminates. For instance, we are limited in the amount of indebtedness for borrowed money we may incur and additional common shares of common stock that we may issue. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our abilities to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change or terminate existing business relationships with us or not enter into new relationships or transactions.

Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected. Furthermore, the combined company’s operational and financial performance following the Merger could be adversely affected if it is unable to retain key employees and skilled workers. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our business could adversely affect the combined company’s future operating results and the successful ongoing operation of its businesses

Potential future litigation against us and our directors challenging the Merger may prevent the merger from being completed within the anticipated timeframe.

As is a common result of public company mergers, we and our directors may potentially be named as defendants in consolidated state class action lawsuits and potentially substantially similar federal class action lawsuits filed on behalf of public shareholders challenging the merger and potentially seeking, among other things, to enjoin us from consummating the Merger on the agreed-upon terms. If a plaintiff in a potential lawsuit or any other litigation that may be filed is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether.

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

In addition, we lease 27 facilities located in North Carolina, South Carolina, Georgia, Florida, Oklahoma, Connecticut, Pennsylvania, Virginia, Massachusetts and Maryland. The facilities, which consist of approximately 155,000 square feet in the aggregate, are used primarily as offices but also for operations. The leases on these facilities have an aggregate monthly rental obligation of approximately $154,000 and expire at various dates through 2021.

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

We filed a motion to dismiss the amended complaint on February 26, 2015, which the court granted on September 15, 2015, with leave for the plaintiff to file an amended complaint. On October 16, 2015, the plaintiff filed a second amended consolidated class action complaint, with similar allegations over the same class period. On November 23, 2015, we filed a motion to dismiss the second amended complaint, and the briefing on that motion concluded on February 5, 2016. We cannot provide any assurance as to when the court will rule on our motion to dismiss the second amended complaint or whether our motion will be granted, and even if granted whether the complaint will be dismissed with prejudice or appealed.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount. On November 26, 2014, based on mutual agreement of the parties to the lawsuit, the court ordered that proceedings under the complaint be stayed until resolution of the securities class action litigation.

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

The SEC is conducting an informal inquiry that currently appears to be focused on our interpretation and application of ASC 280, Segment Reporting, in regards to our identification of operating and reportable segments since 2012, but may be broader in scope. We are cooperating with the SEC in this matter, including consultation with the Office of Chief Accountant of the SEC, and in connection therewith have reported on our re-assessment of our segment reporting in fiscal years 2012-2014 in Item 9A “Controls and Procedures”. There is no assurance that the scope of this inquiry is currently limited to segment reporting or that it will not be expanded in the future. In addition, the outcome of this inquiry could be unfavorable to us and adversely affect our business, financial condition or operating results.

From time to time, we are also involved in a variety of other claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract, professional liability and other matters.

For further information about material pending legal proceedings, see Note 11, “Commitments and Contingencies” of the notes to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock is listed and traded on the New York Stock Exchange under the symbol “POWR.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange for the periods indicated.

Fiscal Year 2015 Quarters Ended:	High	Low
March 31	$13.35	$9.10
June 30	16.00	12.41
September 30	16.94	10.41
December 31	15.74	10.87

Fiscal Year 2014 Quarters Ended:	High	Low
March 31	$27.44	$16.09
June 30	24.20	6.41
September 30	12.19	8.32
December 31	11.75	8.17

On February 24, 2016, the last sale price of our common stock as reported on the New York Stock Exchange prior to the announcement of the Merger was $9.87 per share. On March 11, 2016, the last sale price of our common stock as reported on the New York Stock Exchange was $18.62.

Stockholders

As of March 11, 2016, there were 133 stockholders of record of our common stock. Such number of record stockholders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms and other institutions on their behalf.

Dividends

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the near future. Under the terms of the Merger Agreement, we are prohibited from paying cash dividends without the consent of Southern Company.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, we did not repurchase any shares of our common stock. As of December 31, 2015, we were not authorized to purchase any shares of our common stock under our previous stock repurchase program, which expired in December 2014. Under the terms of the Merger Agreement, we are prohibited from repurchasing any shares of our common stock without the consent of Southern Company.

Item 6.	Selected Financial Data

The selected consolidated financial data in the following tables have been derived from our audited consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements and the related notes thereto included beginning on page F-1 of this report. The consolidated statements of income data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements and the related notes thereto not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected from our future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included beginning on page F-1 of this report.

Consolidated Statements of	Year Ended December 31,
Operations Data:	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$443,701	$256,657	$270,234	$162,039	$130,015
Cost of sales (excluding depreciation and amortization)	342,529	192,088	198,651	110,953	89,321

Gross profit	101,172	64,569	71,583	51,086	40,694

Operating expenses:
General and administrative	66,801	56,419	47,071	36,201	33,652
Selling, marketing and service	11,523	8,890	7,381	5,560	4,651
Depreciation and amortization	10,525	8,902	7,287	4,780	3,423
Restructuring charges	1,291	427	1,205	2,675	—

Total operating expenses	90,140	74,638	62,944	49,216	41,726

Operating income (loss)	11,032	(10,069)	8,639	1,870	(1,032)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—	1,439	21,873
Equity income	—	—	—	—	1,559
Management fees	—	—	—	—	282
Interest income and other income	6	215	81	88	98
Interest expense	(1,141)	(1,236)	(817)	(449)	(575)

Income (loss) before income taxes	9,897	(11,090)	7,903	2,948	22,205
Income tax expense (benefit)	4,058	(4,098)	3,672	850	3,134

Income (loss) from continuing operations	5,839	(6,992)	4,231	2,098	19,071
Income from discontinued operations (1)	—	—	—	78	4,133

Net income (loss)	5,839	(6,992)	4,231	2,176	23,204
Net (income) loss attributable to noncontrolling interest	—	—	181	902	846

Net income (loss) attributable to
PowerSecure International, Inc.	$5,839	$(6,992)	$4,412	$3,078	$24,050

(1)	During fiscal 2011, our Board of Directors approved a plan to exit our PowerPackages business and the majority of its assets and liabilities were liquidated and its operations ceased in 2011. During fiscal 2010, our Board of Directors approved a plan to sell our Southern Flow business and all of its assets and operations were sold effective January 1, 2011. The operations of PowerPackages and Southern Flow have been classified as discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2015 have been reclassified to conform to fiscal 2015 presentation. Such reclassifications had no impact on our net income or stockholders’ equity.

Consolidated Statements of	Year Ended December 31,
Operations Data (continued):	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Per Share Data:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.31)	$0.22	$0.16	$1.05
Income from discontinued operations	—	—	—	—	0.22

Basic earnings (loss) per common share	$0.26	$(0.31)	$0.22	$0.16	$1.27

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.31)	$0.22	$0.16	$1.04
Income from discontinued operations	—	—	—	—	0.22

Diluted earnings (loss) per common share	$0.26	$(0.31)	$0.22	$0.16	$1.26

Weighted average common shares outstanding:
Basic	22,449	22,263	19,837	18,681	18,877

Diluted	22,572	22,263	20,160	18,818	19,139

	Year Ended December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Cash and cash equivalents	$18,433	$33,775	$50,915	$19,122	$24,606
Working capital	75,880	70,798	105,103	59,242	69,381
Total assets	335,815	265,115	255,491	159,147	142,575
Long-term capital lease obligations	—	—	986	1,921	2,807
Revolving line of credit and long-term debt	14,187	17,730	21,563	2,080	—
Total stockholders’ equity	165,488	156,369	159,587	110,999	112,462

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 24, 2016, we entered into the Merger Agreement with Southern Company and a wholly-owned subsidiary of Southern Company, which we refer to as the Merger Sub, providing for the merger of the Merger Sub with and into PowerSecure, with PowerSecure surviving as a wholly-owned subsidiary of Southern Company. At the effective time of the merger, subject to receipt of required shareholder and regulatory approvals, and meeting specified customary closing conditions, each share of our common stock will be converted automatically into the right to receive into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes. In the Merger Agreement, we agreed to covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Merger. For additional information relating to this merger, see “Cautionary Note Regarding Forward-Looking Statements, Item 1A, “Risk Factors”, and Note 2 to our consolidated financial statements in this report.

The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, and of our consolidated financial condition as of December 31, 2015 and 2014, should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

We currently provide products and services through the following reportable segments: our Distributed Generation segment, our Solar Energy segment, our Utility Infrastructure segment, and our Energy Efficiency segment. These reportable segments constitute our major product and services offerings, each of which are focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently.

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

We currently operate primarily out of our Wake Forest, North Carolina headquarters office, and our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh-Durham and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our reportable segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

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

In 2015, 87.7% of our Distributed Generation systems revenues consisted of customer-owned system sales, and 12.3% of our Distributed Generation systems revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

We have developed, and since 2015 have been offering, sophisticated energy storage solutions, which support a microgrid and enable a customer to integrate solar and other generation sources with our control solutions. Our energy storage solutions, including battery storage solutions, enable the enhanced utilization of renewable energy sources, designed to improve the reliability and quality of alternative energy sources such as solar or wind power. Our typical energy storage solution is intended to help leverage a customer’s renewable energy investment in a number of ways, such as by providing output firming, which stabilizes power against variances in meteorological conditions. Another advantage of our solutions is power smoothing, which improves power quality and eliminates harmonics, rapid voltage swings and frequency deviations. Our energy storage solutions can be combined with our Distributed Generation or Solar Energy systems to provide the benefits of those solutions, including peak shifting and fast and reliable standby power. In addition, our energy storage solutions are scalable, flexible and technology-neutral to meet the needs of our customers.

Our Energy Storage solutions are sold to customers under the project-based model, the customer acquires ownership of the Energy Storage system upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed.

Solar Energy

Our Solar Energy segment is operated primarily by our PowerSecure Solar subsidiary. Our Solar Energy systems use photovoltaic solar panels (which we do not manufacture) to provide utilities and their customers with environmentally friendly power to augment their core power requirements. Our PowerSecure Solar team provides us with the ability to deliver Solar Energy systems integrated with our Distributed Generation and Energy Storage solutions platform. These Solar Energy systems are sold under the project-based, customer-owned model. We are engaged to design, source, procure, build and install Solar Energy systems and projects, for utilities and their customers or for developers and their customers. We are generally paid a fixed contractual price for these projects, plus any modifications or scope additions. We recognize revenues from these projects on an output method using percentage-of-completion basis.

Our Solar Energy business has recently significantly expanded under awards from Georgia Power, one of the largest investor-owned utilities in the U.S., to provide utility-scale solar installations that we currently expect to generate a total of approximately $120 million in revenues during 2015 and 2016, including revenues from such projects that we have already recognized.

In July 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with Georgia Power. In July 2015, we entered into a third EPC Contract with the Georgia Power. We were previously notified by Georgia Power that the size and scope of the solar project contemplated by the July 2015 EPC Contract may be reduced, due to a change in the utility customer’s requirements, or could be terminated. Accordingly, we have been in discussions with Georgia Power regarding the status of the project and currently believe that the EPC Contract may be terminated entirely. As of the date of this report, the July 2015 EPC Contract has not been amended, restated or terminated, and the underlying solar project has not been definitively modified. In November 2015, based on the information available as of that time, we estimated that the associated revenues from the project would be reduced from the initial $85 million project size to approximately $60 million. Based on more recent information we have received, we currently estimate that no revenue will be generated by the July 2015 EPC Contract and, accordingly, have removed it entirely from revenue backlog as discussed below in this item under “—Backlog”.

Utility Infrastructure

Our Utility Infrastructure reportable segment is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems.

On February 8, 2016, we entered into a five-year MSA with the Bahamas Power and Light Company, a wholly owned subsidiary of Bahamas Electricity Corporation, the government owned electric utility for The Bahamas (excluding Grand Bahama), to assist BPL to conduct its operations as the electric utility for The Bahamas, manage the Bahamas electric infrastructure, and enhance its overall electric generation system and supply. The MSA includes a business plan which outlines cost-reduction and reliability targets along with renewable energy and customer service initiatives.

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

Our LED lighting products include our PowerSecure Lighting, Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we realigned and consolidated these operations into PowerSecure Lighting, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our Energy Efficiency Services business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to ESCOs, which deliver these energy efficiency solutions to commercial, industrial and institutional facilities. On September 2, 2014, we acquired the retail energy services operations of Apex Controls, Inc. (“Apex”). The acquired operations provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy Efficiency Services solutions to large retailers. On December 1, 2015, we expanded our energy efficiency operations through the acquisition of ESCO Energy Services Company, Inc., a private company based in Lennox, Massachusetts that provides energy efficiency facilities services to business, government agencies and other institutions across the United States.

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

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our current and future operating results, include the following:

•	A significant amount of our revenue involves large product and service orders. Our revenue and profit in any particular period is significantly influenced by the sales commitments for projects that we receive in periods which precede the reporting period and then are completed and recognized in the reporting period. Accordingly, as we plan our business and evaluate our results, particularly in the short-term, we are focused on the revenue we expect to recognize from projects we have in our near-term revenue backlog, which includes project awards and orders we have received but have not yet completed and recognized. Additionally, with regard to our medium and longer term results, we focus on revenue opportunities in our sales pipeline, which includes revenue from projects that we are in discussion with customers about but have not been awarded.

•	Our net income in any particular period is significantly influenced by the gross margins on the particular projects we complete, and on the mix of products and services which are delivered in that period. Because a large portion of our projects are fixed price projects, we are particularly focused on the cost of sales we incur to deliver them. This cost of sales includes the cost of labor, materials, and other inputs that are directly associated with that particular project. Our projects are priced with gross margin expectations that provide us with our targeted financial returns, and variances from these gross margin expectations are an area we regularly assess. The larger the project or product or service order, the more rigorously it is assessed, because larger projects influence our profit to a greater degree than smaller projects. Our cost of sales and gross margin on particular projects can affect our future pricing and operational decisions on similar projects, and can also influence our strategic decisions about the products and services we will provide in the future, and the business model we will use to provide them. However, because our projects and orders are generally custom priced, the current market cost of commodity materials is incorporated into the price of our projects and orders, which means that fluctuations in these commodity costs is generally not a major focus of management.

•

We generally evaluate our Distributed Generation and Solar Energy revenues on a project-by-project basis to determine if we are pricing and delivering our products and services profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. We generally evaluate our Energy Efficiency revenues on a product-by-product basis and a customer-by-customer basis to determine if our products are profitable and customer pricing and service delivery is effective, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. Finally, we generally evaluate our Utility Infrastructure revenues on a customer-by-customer basis and a project-by-project basis to determine if our services are being priced and executed profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth.

•	We believe that increasing the amount of Distributed Generation solutions we deliver under a recurring revenue model will increase our margins and increase the predictability of our results over time, although not necessarily in the near-term. We believe that achieving increasingly predictable results, in turn, will increase shareholder value over the long-term. Since our business strategy includes increasing the amount of revenue we generate from recurring revenue contracts, we actively evaluate the progress we are making in this area. In addition, recurring revenue projects generally require us to invest capital at the beginning of the contract term to manufacture and install equipment. These capital expenditures can be significant, and we actively evaluate expectations as to the timing and amount of capital expenditure investments we will make for these recurring revenue projects in the context of our overall revenue and profit expectations, cash and debt position, lender covenants, and other financing constraints. This evaluation includes expectations for capital investments in our revenue backlog as well as our revenue pipeline.

•	The growth of our business is dependent on the continued expansion and development of our customer base, our utility relationships, and our new products and services. For this reason, we actively evaluate our sales activity and productivity, revenue pipeline, and new business awards for progress in the growth and development of our customer base. We also actively evaluate the new products and services we are developing for new and existing customers to determine their market opportunity, rate of acceptance, and financial potential.

•	We actively evaluate our costs, including staffing, machinery and equipment, facilities, productivity, and other overhead, and trends in these costs, in conjunction with our revenue expectations and business opportunities to ensure that we have the right infrastructure in place to maximize our long-term revenue and profit opportunities, while balancing the need to deliver near-term profits.

•	We actively evaluate and plan our working capital needs, and the impact of these needs on our cash and debt position. The primary areas that require significant working capital are inventory and labor, which tends to be high at the beginning of a project, and at the start of a large order, and receivables, which tend to increase at the end of a project, and at the end of a large order.

•	We actively evaluate and plan for our expected revenue and profit results, including the revenue and profit results from our Distributed Generation, Solar Energy, Utility Infrastructure and Energy Efficiency solutions.

Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results

Our revenues, expenses, margins, net income, cash flow, cash, working capital, capital expenditures, debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic, business and financial conditions, including the negative impact that continuing weak and uncertain economic and financial market conditions and inconsistent capital and credit markets, or their deterioration, could have on our business operations, our revenues and our ability to operate and grow profitably, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected, such as the anticipated termination of the large solar project contemplated by the July 2015 EPC Contract;

•	our ability to execute on our customer orders efficiently and profitably, to generate customer satisfaction, enhanced operating income and future additional business, especially with respect to significant awards such as the utility-scale solar projects, which are our largest projects in terms of revenues but have relatively low margins;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of our retail energy services operations, and our mission critical data center energy services operations;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues on a profitable basis, including maintaining and improving our pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and arrangements we have established to source these products and components from vendors in Asia;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs as well as the impact of future reductions in solar tax credits and incentives;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings, including the securities class action.

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

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and it takes time for revenues to develop, which can result in losses in early periods. Another factor that could cause material fluctuations in our annual results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our Distributed Generation projects. To date, the majority of our revenues have consisted of project-based Distributed Generation revenues, project-based Utility Infrastructure revenues, project-based Solar Energy revenues, project-based Energy Efficiency Services revenues and sales of LED lighting fixtures, which are recognized as the sales occur or the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.

Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors” of this report, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Recent Developments

On February 24, 2016, we entered into the Merger Agreement with Southern Company and a new wholly-owned subsidiary of Southern Company, which we refer to as the Merger Sub, providing for the merger of the Merger Sub with and into PowerSecure, with PowerSecure surviving as a wholly-owned subsidiary of Southern Company. At the effective time of the merger, subject to receipt of required shareholder and regulatory approvals, and meeting specified customary closing conditions, each share of our common stock will be converted automatically into the right to receive into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes. In the Merger Agreement, we agreed to covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Merger.

In February 2016, we entered into a Management Services Agreement, or MSA. Bahamas Power and Light Company, or BPL, a wholly owned subsidiary of Bahamas Electricity Corporation, the government owned electric utility for The Bahamas (excluding Grand Bahama) under which PowerSecure will provide its management services to BPL for the next five years. The MSA includes a business plan which outlines cost-reduction and reliability targets along with renewable energy and customer service initiatives for New Providence and the Family Islands. Under the terms of the MSA, PowerSecure will receive a baseline annual management fee of $2 million, plus additional performance-based compensation in the event BPL achieves pre-defined key performance indicators related to cost-reductions, reliability improvements and customer-service enhancements.

In December 2015, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our Utility Infrastructure and Distributed Generation segments, consisted of the reduction of our overhead structure, elimination of certain products and long-term asset writedowns. As a result of these 2015 business realignment initiatives, we incurred pre-tax restructuring charges totaling $1.4 million during the year ended December 31, 2015. These charges consisted of severance and related costs from the elimination of employee positions and long-lived asset impairment charges. The majority of the expenses associated with the 2015 business realignment charges during the year ended December 31, 2015 are included in restructuring charges as a component of operating expenses. The 2015 business realignment plan and actions are substantially complete at December 31, 2015, and no additional restructuring charges are expected to be incurred in 2016 associated with the 2015 plan.

In December 2015, we acquired ESCO Energy Services Company, Inc., a private company based in Lennox, Massachusetts that provides lighting retrofit solutions which deliver energy savings for large energy services companies and commercial and industrial, institutional, utility and municipal customers across the United States. The purchase price paid for the acquired business and assets was $0.9 million cash, inclusive of a $0.2 million working capital adjustment, and $0.8 million of note financing payable to the seller, plus a potential additional contingent cash payment in the amount of up to $1.8 million in the event contracted sales achieved by the acquired business exceeds certain baseline targets. The acquired business provides full turnkey energy efficiency services including energy audits, materials procurement, project management, implementation and verification. We anticipate that the acquisition will provide us with an expanded geographical presence in the Northeast and additional market sectors outside of our existing traditional energy services customer base.

On November 3, 2015, we entered into an amendment to the amended and restated credit agreement that provides for our credit facility, which consists of both a revolving loan and certain term debt. The amendment increased the size of the revolving loan to $40 million from $20 million, the amount of the availability of which continues to be subject to our compliance with our financial covenants as amended, and also extended the maturity date of the entire credit facility to June 30, 2020 from November 12, 2016, including the maturity of the revolving loan and the $2.6 million original principal amount term loan. In addition, the amendment to the credit agreement added an accordion provision permitting us to request an increase in the revolving loan by up to an additional $20 million, subject to lender participation, and amended one of our financial covenants, reducing the maximum debt to capitalization ratio at the end of any fiscal quarter to 0.25 from 0.30.

Financial Results Highlights

Our consolidated revenues in 2015 were $443.7 million, an increase of $187.0 million, or 72.9%, over our consolidated revenues during 2014. The drivers of this year-over-year revenue increase were revenue increases in each of our reportable segments, as follows: a $69.7 million, or 90.1%, increase in our Distributed Generation segment revenues; a $71.3 million, or 315.4%, increase in our Solar Energy segment revenues; a $38.9 million, or 37.6%, increase in our Utility Infrastructure segment revenues; and a $7.5 million, or 13.8%, increase in our Energy Efficiency segment revenues. The increase in our Distributed Generation segment revenues during 2015 was a result of an increase in traditional turn-key Distributed Generation project sales and an increase in sales from data center customers supported by the acquisition of our mission critical data center energy services operations in 2014. The increase in our Solar Energy segment revenues reflects an increase in the number and size of solar projects we are executing year-over-year, as well as an overall increase in customer demand for solar solutions, driven, in part, by the scheduled expiration or reduction of the federal alternative energy investment tax credits at the end of 2016, which has now been extended. The increase in our Utility Infrastructure revenues was driven by a $36.5 million increase in UtilityServices revenues. The increase in our UtilityServices revenue was primarily due to our focus on new business development activity as we improved operational performance in our UtilityServices operations. The increase in our Energy Efficiency segment revenues was due to a $9.7 million increase in revenues from our Energy Efficiency Services projects, partially offset by a $2.2 million decrease in LED lighting product sales.

Our 2015 gross margin as a percentage of revenue decreased to 22.8%, compared to 25.2% in 2014, on a consolidated basis. This year-over-year gross profit margin decrease was driven by an increase in revenues from our Solar Energy segment, which include utility-scale solar projects which carry lower gross margins. To a lesser extent, our gross margins were affected by a mix of lower margin projects in our Distributed Generation reportable segment, partially offset by a gross margin increase in our Utility Infrastructure and Energy Efficiency reportable segments. Distributed Generation segment gross profit margins were 34.3% in 2015 compared to 35.0% in 2014. Solar Energy segment gross profit margins were 7.9% in 2015 compared to 18.8% in 2014. Utility Infrastructure segment gross profit margins were 14.8% in 2015 compared to 14.5% in 2014. Energy Efficiency segment gross profit margins were 36.2% in 2015 compared to 33.7% in 2014. Our Distributed Generation segment gross profit margin decreased due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margin decreased due to the effects of the lower-margin utility-scale projects in 2015 compared to 2014. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. The Energy Efficiency segment gross profit margin improvement was driven by improvements in our LED product gross margins which was slightly offset by lower gross margins from our Energy Efficiency Services projects. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular on-going differences in the mix of specific projects completed in each period.

Our operating expenses during 2015 increased by $15.5 million, or 20.8%, compared to our operating expenses during 2014. The year-over-year increase in operating expenses was driven by increases in general and administrative expense due to incremental operating expenses associated with the acquisition of our retail energy services operations in September 2014, and our mission critical data center energy services operations in October 2014. The remaining year-over-year increase in our operating expenses was driven by increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms, an increase in selling expenses due to additional sales executives, and an increase in depreciation and amortization from our investments in utility infrastructure equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our consolidated operating income for 2015 was $11.0 million, which included $1.4 million of restructuring charges, compared to an operating loss of ($10.1) million for 2014, which included $0.7 million of restructuring charges. The following table summarizes our operating income (loss) by reportable segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment operating income (loss):
Distributed Generation	$22,304	$6,810	$15,494	227.5%
Solar Energy	2,812	1,448	1,364	94.2%
Utility Infrastructure	3,356	(1,141)	4,497	394.1%
Energy Efficiency	5,985	3,671	2,314	63.0%
Corporate and other unallocated costs	(23,425)	(20,857)	(2,568)	(12.3)%

Total	$11,032	$(10,069)	$21,101	209.6%

Our consolidated net income for 2015 was $5.8 million, or $0.26 per diluted share, which included $1.4 million of restructuring charges, compared to a net loss of ($7.0) million, or ($0.31) per diluted share, for 2014, which included $0.7 million of restructuring charges.

As discussed above under “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”, our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2015, will be indicative of our future results.

Backlog

Our revenue backlog stands at $360 million, as of February 11, 2016. This revenue backlog represents revenue expected to be recognized after December 31, 2015, for periods including the first quarter of 2016 onward. This includes revenue related to the new business awards described above under “—Recent Developments”. Our $360 million revenue backlog and the estimated timing of revenue recognition are outlined below, including “project-based revenues” expected to be recognized as projects are completed, and “recurring revenues” expected to be recognized over the life of the underlying contracts. Also outlined below, our $360 million revenue backlog is broken down between non-solar revenue backlog and solar revenue backlog.

Revenue Backlog expected to be recognized after

December 31, 2015

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$236 million	1Q16 through 3Q16
Project-based Revenue — Long term	$35 million	4Q16 through 2017
Recurring Revenue	$89 million	1Q16 through 2020

Revenue Backlog expected to be recognized after December 31, 2015	$360 million

Description	Anticipated Non-Solar Revenue	Anticipated Solar Revenue
Revenue Backlog expected to be recognized after December 31, 2015 by Category	$294 million	$66 million
Revenue Backlog as reported March 4, 2015 by category	$232 million	$136 million

Change in Revenue Backlog by category	$62 million	($70 million	)
% Change in Revenue Backlog by category	26.7%	-51.5%

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

The revenue backlog from the $85 million July 2015 EPC Contract has been fully excluded from the revenue backlog totals above based upon the anticipated termination of this contract.

Reportable Segments

Our reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Solar Energy solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

Prior to the year ended December 31, 2015, the Distributed Generation and Solar Energy operating segments, described in greater detail below, had been reported on an aggregated basis under our Distributed Generation segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, in regards to our identification and aggregation of operating and reportable segments. During the year ended December 31, 2015, we correctly identified and reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information that follows for the years ended December 31, 2014 and 2013 to correct our error and to conform to our current presentation.

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at facilities where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our Distributed Generation solutions include full turn-key electrical infrastructure design, implementation and commissioning service to data center owners.

We have developed, and since 2015 have been offering, sophisticated energy storage solutions, which support a microgrid and enable a customer to integrate solar and other generation sources with our control solutions. Our energy storage solutions, including battery storage solutions, enable the enhanced utilization of renewable energy sources, designed to improve the reliability and quality of alternative energy sources such as solar or wind power. Our typical energy storage solution is intended to help leverage a customer’s renewable energy investment in a number of ways, such as by providing output firming, which stabilizes power against variances in meteorological conditions. Another advantage of our solutions is power smoothing, which improves power quality and eliminates harmonics, rapid voltage swings and frequency deviations.

Solar Energy

Our Solar Energy operating segment is operated primarily by our PowerSecure Solar subsidiary. Our Solar Energy systems use photovoltaic solar panels (which we do not manufacture) to provide utilities and their customers with environmentally friendly power to augment their core power requirements. Our PowerSecure Solar team provides us with the ability to deliver Solar Energy systems integrated with our Distributed Generation solutions platform.

Utility Infrastructure

Our Utility Infrastructure segment is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems. Our largest source of revenue within our Utility Infrastructure area is our UtilityServices products and services. We have significantly expanded our UtilityServices’ scope of utility relationships, customers and geography over the last few years. Our UtilityServices team provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, and storm restoration. In addition to providing these services directly to utilities, we also perform this work on behalf of utilities for their large industrial and institutional customers, and directly to large oil and gas companies.

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

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2015 compared to 2014 and for 2014 compared to 2013 are entirely attributable to our Distributed Generation, Solar Energy, Utility Infrastructure and Energy Efficiency reportable segments, unless otherwise indicated. Amounts shown as “Corporate and other” in the tables that follow represent costs and other income and expense amounts that are not allocated to our segments for financial reporting purposes. In addition, certain revenues and cost of sales are included in multiple segments for purposes of evaluation of the stand-alone results of the reportable segments. These revenues and cost of sales are eliminated in “Intersegment Eliminations”, where applicable, in the tables below. Finally, segment revenues, gross profit, and costs and expenses for 2014 and 2013 have been reclassified to conform to our current presentation of reportable segment activity in the tables below.

2015 Compared to 2014

Our consolidated revenues are generated entirely by sales and services provided by our reportable segments. Intersegment revenues, if any, are eliminated from total segment revenues as reflected in the tables below. The following table summarizes our revenues, including intersegment revenues, by these segments for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment Revenues:
Distributed Generation	$147,139	$77,408	$69,731	90.1%
Solar Energy	93,928	22,609	71,319	315.4%
Utility Infrastructure	142,058	103,204	38,854	37.6%
Energy Efficiency	61,501	54,038	7,463	13.8%
Intersegment Eliminations	(925)	(602)	(323)	53.7%

Total	$443,701	$256,657	$187,044	72.9%

Our consolidated revenues in 2015 of $443.7 million increased $187.0 million, or 72.9%, compared to 2014, due to an increase in revenue in each of our reportable segments. The increase in our revenues in 2015 over 2014 consisted of a $69.7 million, or 90.1%, increase in revenues from our Distributed Generation segment, a $71.3 million, or 315.4% increase in revenues from our Solar Energy segment, a $38.9 million, or 37.6%, increase in revenues from our Utility Infrastructure segment and a $7.5 million, or 13.8%, increase in revenues from our Energy Efficiency segment.

The year-over-year increase in our Distributed Generation segment revenues was driven primarily by a $30.2 million increase in traditional turn-key Distributed Generation project sales and $39.0 million of revenues from our mission critical data center energy services operations acquired in October 2014. The increase in our Solar Energy segment revenues reflects a year-over-year increase in the number and size of solar projects, including the two utility scale solar installation projects we were awarded in July 2014, as well as an overall increase in customer demand for solar solutions, driven, in part, by the scheduled expiration or reduction of federal alternative energy investment tax credits at the end of 2016, which has now been extended. The year-over-year increase in our Utility Infrastructure segment revenues was due a $36.5 million increase in UtilityServices revenue and a $1.2 million increase in revenues from engineering, consulting and management services we provide to utilities. The increase in our UtilityServices revenue was primarily due to our efforts to focus on new business development activity. The increase in our Energy Efficiency segment revenues was due to a $9.7 million increase in revenues from our Energy Efficiency Services projects, partially offset by a $2.2 million reduction in LED lighting product sales. In the near-term, we expect our revenues to continue to show year-over-year growth, although our overall revenues are always subject to project completion timing and other factors.

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

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$96,606	$50,298	$46,308	92.1%
Solar Energy	86,546	18,350	68,196	371.6%
Utility Infrastructure	121,062	88,199	32,863	37.3%
Energy Efficiency	39,240	35,843	3,397	9.5%
Intersegment Eliminations	(925)	(602)	(323)	53.7%

Total	$342,529	$192,088	$150,441	78.3%

Segment Gross Profit:
Distributed Generation	$50,533	$27,110	$23,423	86.4%
Solar Energy	7,382	4,259	3,123	73.3%
Utility Infrastructure	20,996	15,005	5,991	39.9%
Energy Efficiency	22,261	18,195	4,066	22.3%

Total	$101,172	$64,569	$36,603	56.7%

Segment Gross Profit Margins:
Distributed Generation	34.3%	35.0%
Solar Energy	7.9%	18.8%
Utility Infrastructure	14.8%	14.5%
Energy Efficiency	36.2%	33.7%
Total	22.8%	25.2%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring in connection with periodic restructuring and realignment actions. Intersegment cost of sales from intersegment revenues are eliminated from total cost of sales. The 78.3% increase in our consolidated cost of sales and services for 2015 compared to 2014 was driven by the increase in costs associated with the 72.9% increase in revenues and other factors discussed below leading to the decrease in our consolidated gross profit margin.

Our consolidated gross profit increased $36.6 million, or 56.7%, in 2015 compared to 2014. As a percentage of revenue, our consolidated gross margin in 2015 was 22.8%, a decrease of 2.4 percentage points compared to 2014. This year-over-year gross profit margin decrease was driven by increases in revenues from our Solar Energy segment, which include utility-scale solar projects which carry lower gross margins. To a lesser extent, our gross margins were affected by a mix of lower margin projects in our Distributed Generation reportable segment, partially offset by increases in our Utility Infrastructure and Energy Efficiency reportable segments.

Distributed Generation segment gross profit margins were 34.3% in 2015 compared to 35.0% in 2014. Solar Energy segment gross profit margins were 7.9% in 2015 compared to 18.8% in 2014. Utility Infrastructure segment gross profit margins were 14.8% in 2015 compared to 14.5% in 2014. Energy Efficiency segment gross profit margins were 36.2% in 2015 compared to 33.7% in 2014. Our Distributed Generation segment gross profit margin decreased slightly due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margin decreased due to the significant increase in year-over-year revenues from the lower-margin utility-scale solar projects in 2015 compared to 2014. The improvement in our Utility Infrastructure segment gross profit margin is due to improved operational efficiencies within our UtilityServices operations. In particular, our 2014 Utility Services gross profit margins were negatively impacted by the effects of unfavorable service arrangements and work assignments from a large utility customer. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. Our Energy Efficiency segment gross profit margin improvement was driven primarily by improvements in our LED product and service gross margins, slightly offset by lower gross margin in our Energy Efficiency Services projects.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Solar Energy, Utility Infrastructure and Energy Efficiency reportable segments. Our Distributed Generation segment products and services generally yield gross profit margins in the 25-45% range, our Solar Energy segment products and services generally yield gross profit margins that are in the 5-20% range, our Utility Infrastructure segment products and services generally yield gross profit margins in the 5-25% range, and our Energy Efficiency segment products generally yield gross profit margins in the 15-40% range (with our ESCO revenues having gross profit margins that are generally at the mid-point of this range). The gross profit margin we realize in each of our reportable segments largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual product lines within those segments, affect our consolidated gross profit margin results.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the impact of our utility-scale solar projects in our Solar Energy segment that we expect will deliver significant revenues during the remainder of 2015 and 2016, have significantly lower gross margins than the gross margins at our other reporting segments;

•	our ability to continue to improve and realize the financial benefits of operational efficiencies in all of our reporting segments, in particular the UtilityServices area of our Utility Infrastructure segment, including increasing our revenue and improving the productivity of our personnel and equipment as well as managing our labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the mix of revenue among each of our Distributed Generation, Solar Energy, Utility Infrastructure and Energy Efficiency segments, and products and services within these segments, which have different gross profit margins, and certain types of projects within each segment, such as lower margin solar projects in our Solar Energy segment;

•	our ability to execute on our customer orders efficiently and with operational excellence, to generate customer satisfaction, profitability and future additional business, especially with respect to significant awards such as the utility-scale solar projects;

•	our ability to benefit from economies of scale, including the ability to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	the costs to maintain and operate Distributed Generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross profit margin increases from our operations that have lower gross profit margin profiles, such as our Solar Energy segment;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described under “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”.

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results”. Accordingly, there is no assurance that our future gross profit and gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if our revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Consolidated Operating Expenses:
General and administrative	$66,801	$56,419	$10,382	18.4%
Selling, marketing and service	11,523	8,890	2,633	29.6%
Depreciation and amortization	10,525	8,902	1,623	18.2%
Restructuring charges	1,291	427	864	202.3%

Total	$90,140	$74,638	$15,502	20.8%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Distributed Generation:
General and administrative	$18,500	$13,147	$5,353	40.7%
Selling, marketing and service	4,907	3,818	1,089	28.5%
Depreciation and amortization	4,380	3,335	1,045	31.3%
Restructuring charges	442	—	442	n/m

Total Distributed Generation operating expenses	$28,229	$20,300	$7,929	39.1%

Solar Energy:
General and administrative	$3,768	$2,287	$1,481	64.8%
Selling, marketing and service	645	422	223	52.8%
Depreciation and amortization	157	102	55	53.9%
Restructuring charges	—	—	—	n/m

Total Solar Energy operating expenses	$4,570	$2,811	$1,759	62.6%

Utility Infrastructure:
General and administrative	$12,035	$11,255	$780	6.9%
Selling, marketing and service	1,621	1,445	176	12.2%
Depreciation and amortization	3,266	3,446	(180)	(5.2)%
Restructuring charges	718	—	718	n/m

Total Utility Infrastructure operating expenses	$17,640	$16,146	$1,494	9.3%

Energy Efficiency:
General and administrative	$12,006	$10,543	$1,463	13.9%
Selling, marketing and service	2,690	2,197	493	22.4%
Depreciation and amortization	1,545	1,357	188	13.9%
Restructuring charges	35	427	(392)	(91.8)%

Total Energy Efficiency operating expenses	$16,276	$14,524	$1,752	12.1%

Corporate and other:
General and administrative	$20,492	$19,187	$1,305	6.8%
Selling, marketing and service	1,660	1,008	652	64.7%
Depreciation and amortization	1,177	662	515	77.8%
Restructuring charges	96	—	96	n/m

Total corporate and other unallocated costs	$23,425	$20,857	$2,568	12.3%

Total consolidated operating expenses	$90,140	$74,638	$15,502	20.8%

During 2015, we incurred an aggregate of $3.6 million of incremental operating expenses from our retail energy services operations and our mission critical data center energy services operations, which we acquired during the third and fourth quarter of 2014, respectively. The remaining year-over-year increase in our operating expenses was driven by increases in general and administrative expense due to increases in personnel, employee benefits and insurance, stock compensation expense, and professional fees to support our growing business platforms and anticipated growth, an increase in selling expenses due to additional sales executives, and an increase in depreciation and amortization from our investments in company-owned distributed generation systems, and capitalized software.

Our operating expenses as a percentage of our revenues decreased by 8.8 percentage points in 2015 compared to 2014. This decrease reflects operating efficiencies we experienced in 2015 driven by increased revenue levels during that period.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate and other administrative costs. The overall $10.4 million, or 18.4%, increase in our consolidated general and administrative expenses in 2015, as compared to 2014, was due primarily to an increase in personnel, stock compensation, insurance, professional fees and consulting, rent and other expenses to support our investments in new business opportunities. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Consolidated General and Administrative Expense:
Personnel costs	$36,375	$32,150	$4,225	13.1%
Vehicle lease and rental	2,675	3,085	(410)	(13.3)%
Insurance	3,314	2,770	544	19.6%
Rent-office and equipment	1,839	1,685	154	9.1%
Professional fees and consulting	2,246	2,158	88	4.1%
Travel	2,465	2,408	57	2.4%
Telephone	965	908	57	6.3%
Meals and entertainment	1,219	874	345	39.5%
Utilities	378	343	35	10.2%
Other	5,186	3,167	2,019	63.8%
Corporate costs	10,139	6,871	3,268	47.6%

Total	$66,801	$56,419	$10,382	18.4%

A portion of the increase in each of the expense categories above during 2015 compared to 2014 was due to incremental general and administrative expenses during 2015 incurred for our retail energy services operations and our mission critical data center energy services operations, that we acquired in September 2014 and October 2014, respectively.

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment General and Administrative Expense:
Distributed Generation	$18,500	$13,147	$5,353	40.7%
Solar Energy	3,768	2,287	1,481	64.8%
Utility Infrastructure	12,035	11,255	780	6.9%
Energy Efficiency	12,006	10,543	1,463	13.9%
Corporate and other unallocated costs	20,492	19,187	1,305	6.8%

Total	$66,801	$56,419	$10,382	18.4%

The 40.7% increase in our 2015 Distributed Generation segment general and administrative expense compared to 2014, was due to $2.3 million of additional costs incurred for our mission critical data center energy services operations that we acquired in October 2014, along with increases in personnel costs to support our Distributed Generation segment revenue growth. The 64.8% increase in our 2015 Solar Energy segment general and administrative expense compared to 2014 was due to increases in personnel and related costs that were necessary to support the growth of the Solar Energy operations and fulfilment of the utility-scale solar projects that we were awarded in June 2014. The 6.9% increase in our 2015 Utility Infrastructure segment general and administrative expense compared to 2014 was due to increases in personnel and related costs that were necessary to support the growth of our Utility Services operations. The 13.9% increase in our 2015 Energy Efficiency segment general and administrative expense compared to 2014 was due to increases in personnel and related costs to support the growth of our LED lighting and Energy Efficiency Services operations and, in particular, the additional costs associated with our retail energy services operations which we acquired in September 2014. The 6.8% increase in our corporate and other unallocated costs during 2015 compared to 2014 was due primarily to an increase in incentive compensation costs, legal and accounting costs, and stock compensation expense which was partially offset by a greater percentage of overhead costs being allocated to our operating segments in 2015 compared to 2014.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 29.6% increase in consolidated selling, marketing and service expenses in 2015, as compared to 2014, was due to increases in salaries due to investments in sales teams, increases in business development costs to promote growth, and increased travel expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Consolidated Selling, Marketing and Service:
Salaries	$4,845	$3,926	$919	23.4%
Commission	2,527	1,846	681	36.9%
Travel	1,658	1,409	249	17.7%
Advertising and promotion	1,844	1,247	597	47.9%
Bad debt expense (recovery)	450	435	15	3.4%
Vehicle lease and rental	199	27	172	637.0%

Total	$11,523	$8,890	$2,633	29.6%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$4,907	$3,818	$1,089	28.5%
Solar Energy	645	422	223	52.8%
Utility Infrastructure	1,621	1,445	176	12.2%
Energy Efficiency	2,690	2,197	493	22.4%
Unallocated costs	1,660	1,008	652	64.7%

Total	$11,523	$8,890	$2,633	29.6%

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets acquired in our recent acquisitions.

The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment Depreciation and Amortization:
Distributed Generation	$4,380	$3,335	$1,045	31.3%
Solar Energy	157	102	55	53.9%
Utility Infrastructure	3,266	3,446	(180)	(5.2)%
Energy Efficiency	1,545	1,357	188	13.9%
Unallocated costs	1,177	662	515	77.8%

Total	$10,525	$8,902	$1,623	18.2%

The 18.2% increase in consolidated depreciation and amortization expenses in 2015, compared to 2014, primarily reflects increased amortization expense associated with intangible assets acquired as part of our 2014 acquisition of our mission critical data center energy services operations, as well as depreciation resulting from capital investments. These capital investments are primarily investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model.

Restructuring Charges. Restructuring charges consist of costs incurred in connection with periodic initiatives to realign operations, reduce employee counts, eliminate products, exit certain activities, change manufacturing sources, and other actions designed to reduce our cost structure and improve productivity. The following table provides detail of our restructuring charges by reportable segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Segment Restructuring Charges:
Distributed Generation	$442	$—	$442	n/m
Solar Energy	—	—	—	n/m
Utility Infrastructure	718	—	718	n/m
Energy Efficiency	35	427	(392)	(91.8)%
Corporate and other	96	—	96	n/m %

Total	$1,291	$427	$864	202.3%

We do not expect to incur any additional restructuring charges in 2016 in connection with our 2015 business realignment program that was initiated and substantially completed in the fourth quarter 2015.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, miscellaneous settlements with third parties, and income taxes. None of these other income or expense amounts are allocated to our reportable segments for purposes of evaluating segment performance. The following table sets forth our consolidated other income and expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2015	2014	$	%
Other income (expense)	$6	$215	$(209)	(97.2)%
Interest expense	(1,141)	(1,236)	95	(7.7)%
Income tax benefit (expense)	(4,058)	4,098	(8,156)	(199.0)%

Total	$(5,193)	$3,077	$(8,270)	(268.8)%

Other Income (expense). Our other income in 2015 consisted solely of interest income earned on interest-bearing cash and cash equivalent balances. Our other income in 2014 consisted of interest income as well as proceeds from a $0.2 million breach of contract settlement. The amount of interest income during 2015 was less compared to 2014 due to a reduction in the average balance of our interest-bearing cash and cash equivalent balances.

Interest Expense. Interest expense decreased during 2015, as compared to 2014. The decrease in our interest expense reflects the effects on interest expense of a reduction in balances outstanding on our $25.0 million term loan, capital lease obligation, and our prior existing term loan due to regular payments made on those obligations over the year. These decreases were partially offset by interest expense on short-term borrowings on the revolving portion of our credit facility during the fourth quarter 2015.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate was 41.0% in 2015 compared to a 37.0% effective tax rate in 2014. We recorded an income tax expense during 2015 whereas we recorded an income tax benefit during 2014 as we incurred a pre-tax loss during that period.

2014 Compared to 2013

Revenues

The following table summarizes our revenues, including intersegment revenues, by our reportable segments for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment Revenues:
Distributed Generation	$77,408	$95,055	$(17,647)	(18.6)%
Solar Energy	22,609	16,481	6,128	37.2%
Utility Infrastructure	103,204	111,654	(8,450)	(7.6)%
Energy Efficiency	54,038	47,044	6,994	14.9%
Intersegment Eliminations	(602)	—	(602)	n/m

Total	$256,657	$270,234	$(13,577)	(5.0)%

Our consolidated revenues in 2014 of $256.7 million decreased $13.6 million, or 5.0%, compared to 2013, due to a reduction in revenues from our Distributed Generation and Utility Infrastructure reportable segments, partially offset by an increases in our Energy Efficiency and Solar Energy reportable segments.

The decrease in our revenues in 2014 over 2013 consisted of an $17.6 million, or 18.6%, reduction in revenues from our Distributed Generation segment and an $8.5 million, or 7.6%, decrease from our Utility Infrastructure segments. These revenue decreases were partially offset by a $7.0 million, or 14.9%, increase in revenues from our Energy Efficiency segment and a $6.1 million, or 37.2% increase in revenues from our Solar Energy segment. The year-over-year decrease in our Distributed Generation segment revenues was driven by a reduction in our traditional customer-owned turn-key project sales due to a slower conversion rate of sales pipeline opportunities to contracts, particularly larger pipeline opportunities within the data center market. The decrease in our Utility Infrastructure revenue was primarily due to us being more selective in our new business development activity in early 2014, which negatively impacted year-over-year revenues, as we focused on improving efficiencies and productivity in our UtilityServices operations. In addition, our UtilityServices revenues were impacted by the ongoing effects of unfavorable service arrangements and work assignments from a large utility customer early during 2014. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service, including positive adjustments to future pricing, work assignments and expected improvements in the ongoing scope of work. The favorable effects of the modified terms, however, were not fully realized in 2014 due to transitional matters. The year-over-year increase in our Energy Efficiency segment revenues in 2014 compared 2013 included an $8.7 million increase in revenues from our LED lighting products and services due to the enhanced and broader marketing efforts under our reorganized LED lighting operation. This LED lighting revenue increase was partially offset by a $1.7 million decrease in revenues from energy efficiency services that mostly reflects transitional acquisition issues and new business lead times affecting the year-over-year comparison. We provide our energy efficiency solutions as a subcontractor to ESCOs through the Energy Efficiency Services business we acquired in early 2013, and throughout 2013 we realized substantial revenue from project completions from acquired backlog, while new Energy Efficiency Services work in 2014 and beyond is based on newly created orders after normal sales lead times. The year-over-year increase in our Solar Energy segment revenues in 2014 compared 2013 was due an overall increase in customer demand driven, in part, by the anticipated expiration or reduction of federal alternative energy investment tax credits at the end of 2016.

Gross Profit and Gross Profit Margin

The following table summarizes our cost of sales by reportable segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$50,298	$57,532	$(7,234)	(12.6)%
Solar Energy	18,350	12,822	5,528	43.1%
Utility Infrastructure	88,199	89,908	(1,709)	(1.9)%
Energy Efficiency	35,843	38,389	(2,546)	(6.6)%
Intersegment Eliminations	(602)	—	(602)	n/m

Total	$192,088	$198,651	$(6,563)	(3.3)%

Segment Gross Profit:
Distributed Generation	$27,110	$37,523	$(10,413)	(27.8)%
Solar Energy	4,259	3,659	600	16.4%
Utility Infrastructure	15,005	21,746	(6,741)	(31.0)%
Energy Efficiency	18,195	8,655	9,540	110.2%

Total	$64,569	$71,583	$(7,014)	(9.8)%

Segment Gross Profit Margins:
Distributed Generation	35.0%	39.5%
Solar Energy	18.8%	22.2%
Utility Infrastructure	14.5%	19.5%
Energy Efficiency	33.7%	18.4%
Total	25.2%	26.5%

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

Our consolidated gross profit decreased $7.0 million, or 9.8%, in 2014 compared to 2013. As a percentage of revenue, our consolidated gross margin in 2014 was 25.2%, a decrease of 1.3 percentage point compared to 2013. This year-over-year gross profit margin decrease was driven primarily by the effect of inefficiencies in our Utility Infrastructure segment, in particular our UtilityServices group, driven by lower-than-expected revenues, and unfavorable pricing and service assignments with one of our major utility customers, especially during the first six months of 2014. These unfavorable terms caused us to incur higher levels of personnel and equipment costs in our cost of goods sold as a percentage of our revenues, driving the gross profit margin on our UtilityServices revenue to 10.8% for 2014, and our overall Utility Infrastructure segment gross profit margin to 14.5%. This compares to 19.5% Utility Infrastructure segment gross profit margin in 2013. In June 2014, we successfully modified the service arrangement with the utility customer to improve the terms of our ongoing service. The modifications include positive adjustments to future pricing, work assignments, and expected improvements in the ongoing scope of work. Our Distributed Generation segment gross profit margins were 35.0% in 2014 compared to 39.5% in 2013, due to differences in the mix of projects period-to-period. Our Solar Energy segment gross profit margins were 18.8% in 2014 compared to 22.2% during 2013. Our Energy Efficiency segment gross profit margin was 33.7% in 2014 compared to 18.4% in 2013. The year-over-year gross profit margin increase in our Energy Efficiency segment gross profit margins was due to increases in our Energy Efficiency Services margins and our LED product margins due to the favorable effects of our acquisition of Solais in the second quarter 2013 and our 2013 restructuring and realignment program which utilized this acquisition to improve our manufacturing and sourcing processes and lower our cost of sales.

An important driver in the period-over-period change in our consolidated gross profit margin is the relative gross profit margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency reportable segments. The gross profit margin we realize in each of our reportable segments largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our segment revenues, and individual product lines within those segments, affect our consolidated gross profit margin results.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Operating Expenses:
General and administrative	$56,419	$47,071	$9,348	19.9%
Selling, marketing and service	8,890	7,381	1,509	20.4%
Depreciation and amortization	8,902	7,287	1,615	22.2%
Restructuring charges	427	1,205	(778)	n/m

Total	$74,638	$62,944	$11,694	18.6%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Distributed Generation:
General and administrative	$13,147	$11,889	$1,258	10.6%
Selling, marketing and service	3,818	3,668	150	4.1%
Depreciation and amortization	3,335	2,672	663	24.8%
Restructuring charges	—	—	—	n/m

Total Distributed Generation operating expenses	$20,300	$18,229	$2,071	11.4%

Solar Energy:
General and administrative	$2,287	$1,844	$443	24.0%
Selling, marketing and service	422	625	(203)	(32.5)%
Depreciation and amortization	102	88	14	15.9%
Restructuring charges	—	—	—	n/m

Total Distributed Generation operating expenses	$2,811	$2,557	$254	9.9%

Utility Infrastructure:
General and administrative	$11,255	$10,901	$354	3.2%
Selling, marketing and service	1,445	1,585	(140)	(8.8)%
Depreciation and amortization	3,446	2,658	788	29.6%
Restructuring charges	—	—	—	n/m

Total Utility Infrastructure operating expenses	$16,146	$15,144	$1,002	6.6%

Energy Efficiency:
General and administrative	$10,543	$9,674	$869	9.0%
Selling, marketing and service	2,197	1,369	828	60.5%
Depreciation and amortization	1,357	1,337	20	1.5%
Restructuring charges	427	1,205	(778)	(64.6)

Total Energy Efficiency operating expenses	$14,524	$13,585	$939	6.9%

Corporate and other:
General and administrative	$19,187	$12,763	$6,424	50.3%
Selling, marketing and service	1,008	134	874	652.2%
Depreciation and amortization	662	532	130	24.4%
Restructuring charges	—	—	—	n/m %

Total corporate and other unallocated costs	$20,857	$13,429	$7,428	55.3%

Total consolidated operating expenses	$74,638	$62,944	$11,694	18.6%

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

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Segment General and Administrative Expense:
Distributed Generation	$13,147	$11,889	$1,258	10.6%
Solar Energy	2,287	1,844	443	24.0%
Utility Infrastructure	11,255	10,901	354	3.2%
Energy Efficiency	10,543	9,674	869	9.0%
Corporate and other unallocated costs	19,187	12,763	6,424	50.3%

Total	$56,419	$47,071	$9,348	19.9%

The 10.6% increase in our 2014 Distributed Generation segment general and administrative expense compared to 2013 was due to increases in personnel costs. The 24.0% increase in our 2014 Solar Energy segment general and administrative expense compared to 2013 was due to increases in personnel costs to support the growth of this segment. The 3.2% increase in our 2014 Utility Infrastructure segment general and administrative expense compared to 2013 was due to increases in personnel, insurance, rent, and vehicle lease and rental costs. The 9.0% increase in our 2014 Energy Efficiency segment general and administrative expense compared to 2013was due to the incremental costs related to our Solais and Energy Efficiency Services business acquisitions, which occurred in April and February 2013, respectively, partially offset by reductions in personnel and overhead savings from our recent restructuring of our LED operations. The increase in our unallocated corporate and other general and administrative expenses during 2014 as compared to 2013 was due primarily to an increase in unallocated personnel costs, insurance, stock compensation expense and legal costs.

Selling, Marketing and Service Expenses. The 20.4% increase in consolidated selling, marketing and service expenses in 2014, as compared to 2013, was due to increases in salaries, commissions, travel, and advertising and promotion, driven by the recent increase in our backlog and sales activities to drive future revenues. In addition, increases in the breadth and diversity of our customers resulted in an increase in bad debt expenses. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Year Ended December 31,		Period-over-Period Difference
	2014	2013	$	%
Consolidated Selling, Marketing and Service:
Salaries	$3,926	$2,846	$1,080	37.9%
Commission	1,846	1,795	51	2.8%
Travel	1,409	1,265	144	11.4%
Advertising and promotion	1,247	1,134	113	10.0%
Bad debt expense (recovery)	435	341	94	27.6%
Vehicle lease and rental	27	—	27	n/m

Total	$8,890	$7,381	$1,509	20.4%

The following table provides further detail of our selling, marketing and service expenses by reportable segment for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2014	2013	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$3,818	$3,668	$150	4.1%
Solar Energy	422	625	(203)	(32.5)%
Utility Infrastructure	1,445	1,585	(140)	(8.8)%
Energy Efficiency	2,197	1,369	828	60.5%
Unallocated costs	1,008	134	874	652.2%

Total	$8,890	$7,381	$1,509	20.4%

Depreciation and Amortization Expenses. The following table provides detail of our depreciation and amortization expense by reportable segment for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2014	2013	$	%
Segment Depreciation and Amortization:
Distributed Generation	$3,335	$2,672	$663	24.8%
Solar Energy	102	88	14	15.9%
Utility Infrastructure	3,446	2,658	788	29.6%
Energy Efficiency	1,357	1,337	20	1.5%
Unallocated costs	662	532	130	24.4%

Total	$8,902	$7,287	$1,615	22.2%

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

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2014	2013	$	%
Other income (expense)	$215	$81	$134	165.4%
Interest expense	(1,236)	(817)	(419)	51.3%
Income tax benefit (expense)	4,098	(3,672)	7,770	211.6%

Total	$3,077	$(4,408)	$7,485	169.8%

Other Income (Expense). The amount of other income increased during 2014 compared to 2013 due to proceeds from a $0.2 million breach of contract settlement. This income was partially offset by a reduction in interest earned on the balance of our restricted annuity contract.

Interest Expense. Interest expense increased $0.4 million during 2014 compared to 2013. The increase in our interest expense reflects interest on our $25.0 million term loan, which we completed in June 2013 and financing charges incurred on a letter of credit issued during the third quarter 2014 in connection with recently awarded utility scale Solar Energy segment projects, partially offset by a reduction in balances outstanding on our capital lease obligation and our term loans due to regular payments made on those obligations over the year.

Income Taxes. Our overall effective tax rate of 37.0% in 2014 decreased, as compared to the 46.5% effective tax rate in 2013 due to the reduction in deferred tax assets associated with stock compensation in 2013 for which there was no similar deferred tax asset reduction in 2014. We recorded an income tax benefit during 2014 because we incurred a pre-tax loss during the period, while we recorded a tax expense in 2013 resulting from our pre-tax net income for 2013.

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

Working Capital

At December 31, 2015, we had working capital of $75.9 million, including $18.4 million in cash and cash equivalents, compared to working capital of $70.8 million, including $33.8 million in cash and cash equivalents at December 31, 2014. During 2015, our working capital balances, including our cash and cash equivalents, have been affected by our progress towards completion of two large-scale Solar Energy projects that we were awarded in July 2014. Because the solar panels (which we acquire from a third-party supplier) are a material component of the project costs, there are periods when our purchase obligations are due in advance of progress payments from our customer. The timing of cash payments to our panel supplier and cash receipts from our customer have affected the balances of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. We expect similar effects in 2016 and beyond as we move further towards completion of these large-scale solar projects, and the effects on our working capital, including our cash and cash equivalents, may be material. Changes in the components of our working capital during 2015, 2014 and 2013 are explained in greater detail below.

During the fourth quarter of 2015, we borrowed and subsequently repaid $15.0 million on the revolving portion of our credit facility partially to finance the activities related to the large-scale Solar Energy projects described above and we have borrowed additional amounts on the revolving portion of our credit facility in 2016. At December 31, 2015 and 2014, we had $36.0 million and $20.0 million, respectively, of available and unused borrowing capacity from our revolving credit facility, within the limits of our financial covenants. As a result of borrowings from our revolving credit facility during the first quarter 2016 through the date of this report, at March 14, 2016, an aggregate balance of $25.0 million was outstanding, and there was approximately $11.0 million available and unused borrowing capacity within the limits of our financial covenants under our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$713	$12,056	$(2,164)
Net cash used in investing activities	(12,037)	(26,182)	(23,750)
Net cash provided by (used in) financing activities	(4,009)	(3,014)	57,707
Currency exchange rate changes	(9)	—	—

Net increase (decrease) in cash and cash equivalents	$(15,342)	$(17,140)	$31,793

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by (used in) operating activities also include the effect of changes in working capital and other activities.

Cash provided by operating activities for 2015 was approximately $0.7 million and consisted of $5.8 million of net income and $13.9 million of non-cash operating expenses, partially offset by $19.0 million used by changes in working capital balances. The non-cash items consisted primarily of $10.5 million of depreciation and amortization expense, $2.6 million of stock compensation expense and $0.8 million loss on asset disposals. Cash used by working capital and other activities consisted primarily of a $55.5 million increase in accounts receivable and a $28.9 million increase in inventories. The cash used by these working capital account changes were partially offset by a $48.0 million increase in accounts payable, a $13.6 million increase in accrued and other liabilities and a net $3.8 million increase in deferred tax liabilities. The fluctuations in our accounts receivable, inventories, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

Cash provided by operating activities during 2014 was approximately $12.1 million and consisted of $8.0 million provided by changes in working capital balances and $11.1 million of non-cash operating expenses partially offset by our net loss of $7.0 million. The non-cash items consisted primarily of $8.9 million of depreciation and amortization expense and $2.1 million of stock compensation expense. Cash provided by working capital and other activities consisted primarily of a $8.6 million reduction in accounts receivable and increases in accounts payable and accrued and other liabilities in the amount of $15.3 million and $8.0 million, respectively. The cash provided by these working capital account changes were partially offset by increases in inventory of $17.7 million, a $4.4 million reduction in net deferred tax liabilities, and a net $1.8 million change in other current and noncurrent assets and liabilities. The increase in inventory was primarily due to a $7.5 million increase related to the large-scale Solar Energy projects, a $7.4 million increase in equipment inventory related to our Distributed Generation operations, and a $2.8 million increase in our LED inventory. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

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

Cash Used in Investing Activities

Cash used in investing activities was $12.0 million in 2015, $26.2 million in 2014, and $23.7 million in 2013. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During 2015, we used $4.1 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $7.3 million principally to acquire operational assets, we used $0.9 million to acquire ESCO Energy Services Company, Inc., and we received $0.3 million cash proceeds from the sale of property plant and equipment. During 2014, we used $7.0 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $5.8 million principally to acquire operational assets, we used $13.8 million to acquire the mission critical energy services business from PDI and the electrical contracting business from Apex, and we received $0.5 million cash proceeds from the sale of property plant and equipment. During 2013, we used $14.3 million as partial consideration to acquire the Energy Efficiency Services, Solais Lighting, PowerLine and Encari businesses, we used $5.1 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $4.5 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $4.0 million in 2015 and $3.0 million in 2014, while cash provided by financing activities was $57.5 million in 2013. During 2015, we used $4.7 million to make scheduled payments on our capital lease and term loan obligations, we used $0.1 million to repurchase shares of our common stock and we received $0.8 million from the exercise of stock options. During 2014, we used $4.7 million to make scheduled payments on our capital lease and term loan obligations, we used $0.4 million to repurchase shares of our common stock and we received $2.1 million from the exercise of stock options. During 2013, we received $34.4 million from the net proceeds of the public offering of 2.3 million shares of our common stock in August 2013, we received $25.0 million from the proceeds of a term loan under our credit facility in June 2013, we received $1.2 million from the exercise of stock options and we used $2.8 million to make scheduled payments on our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during 2015 were approximately $11.4 million, of which we used $4.1 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $7.3 million to purchase equipment and other capital items. Our capital expenditures during 2014 were approximately $12.8 million, of which we used $7.0 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $5.8 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure products and services. Our capital expenditures during 2013 were approximately $9.6 million, of which we used $5.1 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $4.5 million to purchase equipment and other capital items, primarily to support the growth of our Utility Infrastructure product and services.

We anticipate making total capital expenditures of approximately $16 million in 2016, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Utility Infrastructure product and services.

Indebtedness

Long-Term Credit Facility - We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At December 31, 2014, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020.

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

On February 23, 2016, the lenders under our credit agreement provided a waiver of any event of default under our credit agreement arising from the execution of the Merger Agreement (but not the consummation of the Merger) with Southern Company.

The credit facility contains three basic financial covenants. First, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. Prior to the fiscal quarter ended June 30, 2015, the fixed charge coverage ratio was based on our financial results for the third quarter 2014 and subsequent fiscal quarters. Commencing with the fiscal quarter ended June 30, 2015 and continuing thereafter, the fixed charge coverage ratio is based on our financial results for the previous four fiscal quarters on a rolling basis. Second, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the year ending December 31, 2014, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of December 31, 2015, we were in compliance with these financial covenants.

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

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at December 31, 2015, $12.9 million of our outstanding credit facility debt bears interest at a fixed rate of 3.73% and $4.9 million of our outstanding credit facility debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

At December 31, 2015, there was an aggregate balance of $17.8 million outstanding under the two term loans under our credit facility and no balance was outstanding under the revolving portion of the credit facility. During the fourth quarter of 2015, we borrowed and subsequently repaid $15.0 million on the revolving portion of our credit facility, partially to finance the working capital requirements related to our large-scale solar energy projects, and we have borrowed additional amounts on the revolving portion of our credit facility in 2016. At December 31, 2015 and 2014, we had $36.0 million and $20.0 million, respectively, of available and unused borrowing capacity from our revolving credit facility within the limits of our financial covenants. As a result of borrowings from our revolving credit facility during the first quarter 2016 through the date of this report, at March 14, 2016, an aggregate balance of $25.0 million was outstanding, and there was approximately $11.0 million of available and unused borrowing capacity within the limits of our financial covenants, under our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed above.

Acquisition Term Notes – We financed a portion of the 2015 ESCO Energy Services Company acquisition with two unsecured promissory notes payable to the seller in the aggregate amount of $0.8 million. The first acquisition term note in the principal amount of $685 thousand is payable in four equal quarterly installments, plus interest at 5%, during 2016. The second acquisition term note in the principal amount of $150 thousand is payable on December 1, 2017.

The following table summarizes the balances outstanding on our long-term debt at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Revolving line of credit, maturing June 30, 2020	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing June 30, 2020	1,760	1,920
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	16,072	19,643
Acquisition term notes payable	835	—

Total debt	18,667	21,563
Less: Unamortized debt issuance costs, term loans	(64)	(102)

Total debt, net of term loan debt issuance costs	18,603	21,461
Less: Current portion	(4,416)	(3,731)

Long-term debt, net of current portion	$14,187	$17,730

Scheduled annual principal payments on our outstanding debt obligations at December 31, 2015 are as follows:

	Revolving				Total
Scheduled Principal Payments for	Line of	$25.0 Million	$2.6 Million	Acquisition	Principal
the Year Ending December 31:	Credit	Term Loan	Term Loan	Term Notes	Payments
2016	$—	$3,571	$160	$685	$4,416
2017	—	3,571	160	150	3,881
2018	—	3,572	160	—	3,732
2019	—	3,572	160	—	3,732
2020	—	1,786	1,120	—	2,906

Total scheduled principal payments	$—	$16,072	$1,760	$835	$18,667

Capital Lease Obligation. We had a capital lease with SunTrust Equipment Finance and Leasing (as lessor) from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we repaid under the terms of the lease with monthly principal and interest payments of $0.1 million over a period of 84 months. At the expiration of the term of the lease in December 2015, we exercised our option to purchase the equipment for $1 dollar. The lease was guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constituted permitted indebtedness under our credit agreement.

Proceeds of the lease financing were used to finance capital investments in equipment for our recurring revenue distributed generation projects. We accounted for the lease financing as a capital lease in our consolidated financial statements. The balances of our remaining capital lease obligation was $0 and $1.0 million at December 31, 2015 and 2014, respectively.

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

In addition, at December 31, 2015, we had a liability for unrecognized tax benefits and related interest and penalties totaling $0.4 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of December 31, 2015, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loans (2)	19,949	4,905	8,218	6,826	—
Operating leases	19,820	6,300	8,668	4,400	452
Deferred compensation (3)	3,137	3,137	—	—	—
Installment payments due on acquisition	220	—	220	—	—
Earnout payments due on acquisitions (4)	1,240	—	1,240	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	585	585	—	—	—

Total	$45,055	$15,031	$18,346	$11,226	$452

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2015, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of December 31, 2015.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
(4)	Total amount represents the undiscounted probability-weighted estimate of the earnout payments due. Actual total payment amount may exceed the estimated amount, depending on the achievement of certain backlog or gross profit targets of the acquired businesses.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2015, we had approximately $450.7 million in surety bonds outstanding and no letters of credit outstanding. Based upon the current status of our contracts and projects, we estimate our remaining exposure on our outstanding surety bonds was approximately $196.1 million at December 31, 2015.

Off-Balance Sheet Arrangements

During 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes and we did not guaranty any obligations of unconsolidated entities or have any commitment or intent to provide additional funding to any such entities.

Liquidity

At December 31, 2015, we had $18.4 million in cash and cash equivalents, total working capital of $75.9 million, and approximately $36.0 million available for borrowing under the revolving portion of our credit facility within the limits of our financial covenants. As a result of borrowings from our revolving credit facility during the first quarter 2016 through the date of this report, at March 14, 2016, an aggregate balance of $25.0 million was outstanding, and there was approximately $11.0 million of available and unused borrowing capacity within the limits of our financial covenants under our revolving credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and “Item 1A. Risk Factors”.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to completion of the Merger without the prior consent of Southern Company. Among other restrictions, the Merger Agreement limits, beyond previously budgeted and planned amounts and allowed exceptions, our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and prohibits the payment of cash dividends. At this time, as a result of the Merger, we not expect a significant impact on our cash requirements and sources of liquidity.

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

During 2015, our working capital balances, including our cash and cash equivalents, have been affected by our progress towards completion of two utility-scale Solar Energy projects that we were awarded in July 2014. Because the solar panels (which we acquire from a third-party supplier) are a material component of the project costs, there are periods when our purchase obligations are due in advance of progress payments from our customer. The timing of cash payments to our panel supplier and cash receipts from our customer have affected the balances of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. We expect similar effects during 2016 as we move further towards completion of these utility-scale Solar Energy projects, and the effects on our cash resources may be material.

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

Further information about our significant accounting polices is included in Note 3 of the notes to our consolidated financial statements beginning on page F-1 of this report.

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

Impairment of Goodwill and Long-Lived Assets. We review our goodwill for impairment annually. We review long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and long-lived assets, we use estimates of future cash flows and other factors to determine the fair value of these assets. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows, as well as other valuation techniques. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2015. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2015. For long-lived assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

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

Deferred Tax Valuation Allowance. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on our current assessment, we no longer maintain a valuation allowance for our deferred tax assets, which consists primarily of our deferred tax asset for federal and state net operating loss carry-forwards. We expect our provision for income tax expense in future periods to reflect an effective tax rate that will approximate statutory rates.

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

Derivative Financial Instruments. Our derivative financial instruments consist solely of two interest rate swap contracts that are used to hedge our interest rate risk on a portion of our variable rate debt. It is our policy to execute such interest rate swaps with creditworthy banks and we do not enter into derivative financial instruments for speculative purposes. We measure our derivative instruments at fair value on a recurring basis using standard pricing models and market-based assumptions for all significant inputs

Recent Accounting Pronouncements

Further information about Recent Accounting Pronouncements and their potential effects on our financial position and results of operations is included in Note 3 of the notes to our consolidated financial statements beginning on page F-1 of this report.

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

At December 31, 2015, our cash and cash equivalents balance was approximately $18.4 million, and $17.8 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at December 31, 2015 was $12.9 million.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for fiscal 2015, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of approximately $68 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $40 thousand. Conversely, a hypothetical 1% (100 basis points) decrease in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of approximately $68 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $6 thousand.

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

Foreign Exchange Risk. Historically, substantially all of our revenues, expenses and capital spending were transacted in U.S. dollars and we faced minimal exposure to adverse movements in foreign currency exchange rates. We recently commenced limited operations in Canada and we now have transactions denominated in Canadian dollars. As a result, fluctuations in exchange rates between U.S. and Canadian currency may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. dollar compared to the Canadian dollar was not material at December 31, 2015. If our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our LED lighting operations purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

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

Evaluation of Disclosure Controls and Procedures

Fiscal Year Ended December 31, 2015

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Fiscal Years Ended December 31, 2012, 2013 and 2014

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, had previously evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012, December 31, 2013 and December 31, 2014. Based on these evaluations, our Chief Executive Officer and our Chief Financial Officer concluded that, as of as of December 31, 2012, December 31, 2013 and December 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management has subsequently concluded, due to a material weakness in our internal control over financial reporting in prior years that we identified in 2015 as disclosed below, that our disclosure controls and procedures were not effective as of December 31, 2012, December 31, 2013 and December 31, 2014. In light of this material weakness in internal control over financial reporting in prior fiscal years discussed below in this item, we completed substantive actions to remediate this material weakness in internal control and procedures to improve our disclosure process, prior to December 31, 2015.

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

During 2015, we identified a deficiency, which we recently concluded was a material weakness, in our controls for identifying operating and reportable segments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the misinterpretation and historical misapplication of ASC 280, Segment Reporting, in regards to our identification of operating and reportable segments. In 2012 and 2013, we did not have adequate controls in place to properly identify operating segments or reportable segments, and therefore reported only a single reportable segment instead of reporting multiple reportable segments for our continuing operations for the fiscal years ended December 31, 2012 and 2013. During 2014, we began to implement changes in our processes for budgeting and performance evaluation, and, consequently, began improving our controls over the identification of operating and reportable segments. We completed remediation of this control deficiency during 2015, and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have properly reported four reportable segments, and restated segment information for the prior years included in this report consistent therewith.

Remediation of the material weakness occurred as we standardized our budgeting and performance evaluation processes, resulting in a more clearly defined set of disaggregated results upon which our Chief Executive Officer, who is our Chief Operating Decision Maker, relies in making performance assessment and resource allocation decisions. The changes in the budgeting and performance evaluation processes were accompanied by more robust analyses of operating and reportable segments.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Fiscal Year Ended December 31, 2015

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Hein & Associates LLP (“Hein”), an independent registered public accounting firm, as stated in its report which is included below in this item.

Fiscal Years Ended December 31, 2012, 2013 and 2014

As discussed above in this item, our management conducted evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2012, December 31, 2013 and December 31, 2014, based on the 1992 COSO Framework for our evaluations as of December 31, 2012 and 2013, and based on the 2013 COSO Framework for our evaluation as of December 31, 2014 (the “COSO Framework Then In Effect”). Based on these evaluations, management had previously concluded that our internal control over financial reporting was effective as of December 31, 2012, December 31, 2013 and December 31, 2014. Management has subsequently determined that a deficiency in internal control over financial reporting existed relating to the misinterpretation and historical misapplication of ASC 280, Segment Reporting, in regards to our identification of operating and reportable segments, and has further concluded that such deficiency represented a material weakness as of December 31, 2012, December 31, 2013 and December 31, 2014. As a result, management has revised its assessments, as discussed above, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2012, December 31, 2013 and December 31, 2014.

In its prior reports dated March 7, 2012, March 10, 2014 and March 4, 2015 (“Prior Hein Internal Control Reports”), Hein & Associates LLP (“Hein”), an independent registered public accounting firm, expressed unqualified opinions that we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, December 31, 2013 and December 31, 2014, respectively, based on the COSO Framework Then In Effect. As discussed above, management has revised its assessments to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2012, December 31, 2013 and December 31, 2014. Accordingly, Hein’s current opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, December 31, 2013 and December 31, 2014 is different from that expressed in the Prior Hein Internal Control Reports, as discussed in its opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, included below in this item. In Hein’s opinion, because of the effect of the material weakness described above with respect to the misinterpretation and historical misapplication of ASC 280, Segment Reporting, in regards to our identification of operating and reportable segments, we did not maintain effective internal control over financial reporting as of December 31, 2012, December 31, 2013 and December 31, 2014, respectively, based on the COSO Framework Then In Effect.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited PowerSecure International, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 14, 2016 expressed an unqualified opinion.

We have previously issued reports expressing the opinion that PowerSecure International, Inc. had maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, 2013 and 2014. As described in Management’s Report on Internal Control over Financial Reporting, management has determined that a material weakness in internal control over financial reporting related to the identification of operating and reporting segments existed as of December 31, 2012, 2013 and 2014. Because of the effect of this material weakness on the achievement of the objectives of the control criteria, PowerSecure International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2012, 2013 and 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the accompanying financial statements, and this report does not affect our report dated March 14, 2016 on those financial statements.

/S/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado
March 14, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.

The remainder of the information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

The following consolidated financial statements of PowerSecure International, Inc. are included commencing on page F-1 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
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

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado
March 14, 2016

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$18,433	$33,775
Trade receivables, net of allowance for doubtful accounts of $502 and $470, respectively	137,899	81,381
Inventories	64,062	35,144
Income taxes receivable	361	382
Deferred tax asset, net	—	2,320
Prepaid expenses and other current assets	3,413	3,439

Total current assets	224,168	156,441

Property, plant and equipment:
Equipment	69,484	62,231
Furniture and fixtures	766	617
Land, building and improvements	8,089	7,413

Total property, plant and equipment, at cost	78,339	70,261
Less accumulated depreciation and amortization	25,730	20,392

Property, plant and equipment, net	52,609	49,869

Other noncurrent assets:
Goodwill	41,582	40,210
Restricted annuity contract	3,137	3,137
Intangible assets and capitalized software costs, net of accumulated amortization of $10,903 and $7,374, respectively	11,830	13,642
Other assets	2,489	1,816

Total other noncurrent assets	59,038	58,805

Total Assets	$335,815	$265,115

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$88,370	$39,699
Accrued and other liabilities	54,917	41,113
Accrued restructuring liabilities	585	114
Current portion of long-term debt	4,416	3,731
Capital lease obligation, all current	—	986

Total current liabilities	148,288	85,643

Long-term liabilities:
Revolving line of credit	—	—
Long-term debt, net of current portion	14,187	17,730
Deferred tax liability, net	2,911	1,460
Other long-term liabilities	4,941	3,913

Total long-term liabilities	22,039	23,103

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,501,173 and 22,369,487 shares issued and outstanding, respectively	225	224
Additional paid-in-capital	164,429	161,163
Retained earnings (deficit)	898	(4,941)
Accumulated other comprehensive income (loss)	(64)	(77)

Total stockholders’ equity	165,488	156,369

Total Liabilities and Stockholders’ Equity	$335,815	$265,115

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$443,701	$256,657	$270,234
Cost of sales (excluding depreciation and amortization)	342,529	192,088	198,651

Gross profit	101,172	64,569	71,583

Operating expenses:
General and administrative	66,801	56,419	47,071
Selling, marketing and service	11,523	8,890	7,381
Depreciation and amortization	10,525	8,902	7,287
Restructuring charges	1,291	427	1,205

Total operating expenses	90,140	74,638	62,944

Operating income (loss)	11,032	(10,069)	8,639
Other income (expense)	6	215	81
Interest expense	(1,141)	(1,236)	(817)

Income (loss) before income taxes	9,897	(11,090)	7,903
Income tax expense (benefit)	4,058	(4,098)	3,672

Net income (loss)	5,839	(6,992)	4,231
Net loss attributable to non-controlling interest	—	—	181

Net income (loss) attributable to PowerSecure International, Inc.	$5,839	$(6,992)	$4,412

Amounts attributable to PowerSecure International, Inc. common stockholders:
Earnings (loss) per share:
Basic	$0.26	$(0.31)	$0.22

Diluted	$0.26	$(0.31)	$0.22

Weighted average common shares outstanding during the period:
Basic	22,449	22,263	19,837

Diluted	22,572	22,263	20,160

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$5,839	$(6,992)	$4,231

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustment, net of tax benefit of $0, $0 and $0, respectively	(9)	—	—
Cash flow hedge:
Change in unrealized gain (loss)	(105)	(157)	(123)
Reclassification adjustment for net (gains) losses included in net income (loss)	127	164	39

Other comprehensive income (loss) from cash flow hedge, net of tax	22	7	(84)

Total other comprehensive income (loss), net of tax	13	7	(84)
Comprehensive loss attributable to non-controlling interest	—	—	181

Comprehensive income (loss) attributable to PowerSecure International, Inc.	$5,852	$(6,985)	$4,328

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except per share data)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	Controlling
	Shares	Value	Capital	(Deficit)	Income (Loss)	Interest	Total
Balance at January 1, 2013	18,203	$182	112,738	$(2,361)	$—	$440	$110,999

Net income				4,412			4,412
Other comprehensive income (loss)					(84)		(84)
Non-controlling interest:
Share of income (loss)						(181)	(181)
Acquisition of non-controlling interest	209	2	104			(259)	(153)
Acquisition of Solais	675	7	8,446				8,453
Public stock offering	2,300	23	34,419				34,442
Stock option compensation			167				167
Issuance and amortization of restricted stock awards	346	3	433				436
Repurchases of common stock	(8)	—	(117)				(117)
Stock option exercises	221	2	1,211				1,213

Balance at December 31, 2013	21,946	219	157,401	2,051	(84)	—	159,587

Net income (loss)				(6,992)			(6,992)
Other comprehensive income (loss)					7		7
Stock option compensation			197				197
Performance unit compensation			70				70
Issuance and amortization of restricted stock awards	235	2	1,846				1,848
Repurchases of common stock	(56)	—	(433)				(433)
Stock option exercises	244	3	2,082				2,085

Balance at December 31, 2014	22,369	$224	$161,163	$(4,941)	$(77)	$—	$156,369

Net income				5,839			5,839
Other comprehensive income (loss)					13		13
Stock option compensation			259				259
Performance unit compensation			236				236
Stock unit compensation			88				88
Issuance and amortization of restricted stock awards	18	—	1,976				1,976
Repurchases of common stock	(11)	—	(138)				(138)
Stock option exercises	125	1	845				846

Balance at December 31, 2015	22,501	$225	$164,429	$898	$(64)	$—	$165,488

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,839	$(6,992)	$4,231
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,525	8,902	7,287
Stock compensation expense	2,559	2,115	603
Loss on asset disposals	789	28	172
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(55,482)	8,597	(25,984)
Inventories	(28,918)	(17,719)	4,216
Deferred taxes	3,756	(4,360)	3,292
Other current assets and liabilities	126	(580)	(1,336)
Other noncurrent assets and liabilities	(508)	(421)	(597)
Accounts payable	48,004	15,330	8,217
Accrued and other liabilities	13,553	8,007	(2,520)
Accrued restructuring liabilities	470	(851)	255

Net cash provided by (used in) operating activities	713	12,056	(2,164)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(927)	(13,820)	(14,305)
Purchases of property, plant and equipment	(9,954)	(11,208)	(9,012)
Additions to intangible rights and software development	(1,461)	(1,623)	(610)
Proceeds from sale of property, plant and equipment	305	469	177

Net cash used in investing activities	(12,037)	(26,182)	(23,750)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit, net	—	—	—
Proceeds from term loan borrowings	—	—	25,000
Proceeds from public stock offering, net	—	—	34,443
Principal payments on term loans	(3,731)	(3,731)	(1,946)
Payments on capital lease obligations	(986)	(935)	(886)
Repurchases of common stock	(138)	(433)	(117)
Proceeds from stock option exercises	846	2,085	1,213

Net cash provided by (used in) financing activities	(4,009)	(3,014)	57,707

Effects of currency exchange rate changes on cash and cash equivalents	(9)	—	—
Net increase (decrease) in cash and cash equivalents	(15,342)	(17,140)	31,793
Cash and cash equivalents at beginning of year	33,775	50,915	19,122

Cash and cash equivalents at end of year	$18,433	$33,775	$50,915

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(all amounts in thousands, except per share data)

1.	Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers. On February 24, 2016, we entered into an Agreement and Plan of Merger, which we refer to as the Merger Agreement, with The Southern Company, Inc., or Southern Company. See Note 2 for further information on this merger.

We provide products and services through our four reportable segments: our Distributed Generation segment, our Solar Energy segment, our Utility Infrastructure segment, and our Energy Efficiency segment. These four reportable segments constitute our major product and service offerings, each of which are focused on serving the needs of utilities and their large commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these four segments, which require unique knowledge and skills that utilize our core competencies, because they address large market opportunities due to their strong customer value propositions. The segments share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we distinguish our operations among these segments due to their unique products and services, differing economic characteristics, market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver their products and services, including personnel, technology, engineering, and intellectual capital. We currently operate primarily out of our Wake Forest, North Carolina headquarters office. Our operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh-Durham and Greensboro, North Carolina, Atlanta, Georgia, Bethlehem, Pennsylvania, and Stamford, Connecticut areas. The locations of our sales organization and field employees for our operations are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our four operating segments are operated through our principal operating wholly-owned subsidiary, PowerSecure, Inc.

See Note 14 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., PowerSecure Lighting, LLC (“PowerSecure Lighting”), Solais Lighting, Inc. (“Solais”), EnergyLite, Inc. (“EnergyLite”), EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. d/b/a PowerFab (“PowerFab”), Innovation Energies, LLC, PowerSecure Solar, LLC (“PowerSecure Solar”) and PowerSecure Canada Energy Services, Inc. which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”. On June 30, 2014, EfficientLights and IES were dissolved and merged into EnergyLite.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, Consolidated Balance Sheets as of December 31, 2015 and 2014 and Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013. All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Foreign Currency Translation – The functional currency of PowerSecure’s subsidiary in Canada is the local currency. The financial statements of PowerSecure’s Canadian subsidiary is translated into the Company’s reporting currency, which is the U.S. dollar. The foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). The Company does not have any other foreign subsidiaries.

Non-controlling Interest – The non-controlling ownership interests in the income or losses of our majority-owned subsidiaries during the year ended December 31, 2013 is included in our consolidated statements of operations as a reduction or addition to net income (loss) to derive income (loss) attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of our majority-owned subsidiaries during the year ended December 31, 2013 is shown as a separate component of stockholders’ equity in our consolidated statements of stockholders’ equity.

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

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the year ended December 31, 2013:

	Non-controlling Interest
		PowerSecure
	IES	Solar	Total
Balance, January 1, 2013	$(6)	$446	$440
Income (loss)	(143)	(38)	(181)
Acquisition of non-controlling interest	149	(408)	(259)

Balance, December 31, 2013	$—	$—	$—

There are no longer any non-controlling interests after the year ended December 31, 2013.

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

Reclassifications – Certain 2014 and 2013 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

2.	Proposed Merger with Southern Company

On February 24, 2016, we entered into the Merger Agreement with Southern Company and a wholly-owned subsidiary of Southern Company, which we refer to as the Merger Sub, providing for the merger of the Merger Sub with and into PowerSecure, with PowerSecure surviving as a wholly-owned subsidiary of Southern Company. At the effective time of the merger, subject to receipt of required shareholder and regulatory approvals, and meeting specified customary closing conditions, each share of our common stock will be converted automatically into the right to receive into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes. The Merger Agreement also provides that, at the effective time of the merger, (i) all outstanding stock options will be deemed to be fully vested and converted into the right to receive a cash payment equal to the excess of the merger consideration over the exercise prices of such stock options, (ii) all outstanding restricted shares and restricted stock units will be deemed to be fully vested and converted into the right to receive the merger consideration, except for certain unvested restricted shares held by our Chief Executive Officer, which will be converted into a stock award relating to shares of Southern Company, and (iii) all performance share units payable in shares of Common Stock will be deemed vested at the target level of achievement and converted into the right to receive the merger consideration. In the Merger Agreement, we agreed to covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the merger.

Completion of the merger is subject to various closing conditions, including, among others (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our common stock, (ii) the receipt of all regulatory approvals required to consummate the merger, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended (the Hart-Scott-Rodino Act (iii) the absence of any law or injunction, prohibiting the closing of the merger, and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s performance in all material respects with its obligations under the Merger Agreement, and (c) no material adverse effect (as defined in the Merger Agreement) on us having occurred. The merger is not subject to any financing condition.

The Merger Agreement contains customary representations, warranties and covenants by us and Southern, including, among others, covenants by us not to solicit proposals relating to alternative business combinations or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative business combination proposals or withdraw or adversely modify the recommendation of our Board in favor of the stockholder approval. In addition, the Merger Agreement contains (i) agreements by us to conduct our business in the ordinary course until the Merger is consummated, to not engage in certain kinds of transactions, to convene and hold a meeting of our stockholders for the purpose of obtaining stockholder approval of the Merger and the Merger Agreement and (ii) agreements by each of the parties to use their reasonable best efforts to obtain all required regulatory approvals.

The Merger Agreement contains certain termination rights, including the right by us to terminate the Merger Agreement if our Board has changed its recommendation in favor of the Merger in connection with a “Superior Proposal” or “Intervening Event” as such terms are defined in the Merger Agreement. The Merger Agreement also provides that, upon termination of the Merger Agreement in specified circumstances, we will be required to pay Southern a termination fee of $12.0 million. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 30, 2016.

On February 23, 2016, the lenders under our credit facility provided a waiver of any event of default arising from the execution of the Merger Agreement (but not the consummation of the Merger) under credit agreement with our lenders.

3.	Summary of Significant Accounting Policies and Recent Accounting Standards

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

We recognize revenue on non-project-based equipment and product sales when persuasive evidence of a commercial arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Such equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product, although in some instances we can be a subcontractor, which occurs most frequently on larger jobs that involve more scope than our products and services, and in other instances we sell through distributors.

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

Cash and Cash Equivalents – Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Cash paid during the year for:
Interest	$979	$1,020	$666
Income taxes	359	288	975

There were no non-cash investing or financing activities during the years ended December 31, 2015, 2014 or 2013. Cash flows from interest rate swap contracts designated as cash flow hedges are included as a component of interest expense.

Accounts Receivable – Accounts receivable includes both billed and unbilled receivables from our customers. The balance of unbilled receivables included in accounts receivable was $63.9 million at December 31, 2015, including $62.0 million of project-based receivables. The balance of unbilled receivables included in accounts receivable was $34.5 million at December 31, 2014, including $32.8 million of project-based receivables. Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We monitor collections and payments from our customers and adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. In certain instances, from time to time, we may purchase credit insurance on our accounts receivable in order to minimize our exposure to potential credit loss. We maintain a provision for estimated credit losses.

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

From time to time, we have derived a material portion of our revenues from one or more significant customers. During the year ended December 31, 2015, our revenues from Georgia Power and Oncor Electric Delivery Company, LLC represented 13.8% and 10.8%, respectively, of our consolidated revenue. Over the past three years, virtually all of our revenues have been generated from customers in the United States, although during the year ended December 31, 2015, we commenced receiving revenues from customers in Canada and the Bahamas, and expect revenues from such countries to increase in 2016.

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

Inventories at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Raw materials, equipment and supplies	$30,051	$21,461
Work in process	30,600	9,321
Finished goods	4,396	5,252
Valuation reserve	(985)	(890)

Total	$64,062	$35,144

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $6.7 million, $6.5 million, and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Property, plant and equipment includes items under capital lease with a net book value of $4.2 million at December 31, 2014. As discussed in Note 9, the capital lease term expired in December 2015 and we exercised our option to purchase the equipment.

Goodwill and Other Intangible Assets – We amortize the cost of intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $3.8 million, $2.4 million, and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2015. The following is a summary of changes in the balance of our goodwill for the years ended December 31, 2015 and 2014:

	2015	2014
Goodwill, beginning of year	$40,210	$30,226
Addition due to the following acquisitions:
ESCO Energy Services	1,372	—
Apex Electrical Contracting Business	—	605
Mission Critical Energy Services	—	9,379

Goodwill, end of year	$41,582	$40,210

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Total software and software development costs at December 31, 2015 and 2014 are $4.4 million and $3.8 million, respectively. Unamortized software and software development costs at December 31, 2015 and 2014 are $1.2 million and $1.7 million, respectively. Patents and license agreements and other intangibles are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Total patent and license and other intangible costs at December 31, 2015 and 2014 are $17.7 million and $16.6 million, respectively. Unamortized patent and license and other intangible costs at December 31, 2015 and 2014 are $10.6 million and $11.9 million, respectively.

Debt Issuance Costs – Debt issuance costs associated with our revolving line of credit are capitalized and included in other current and non-current assets in our consolidated balance sheets. Debt issuance costs associated with our term loan debt are capitalized and included as a reduction of the balance of our long-term debt. In both cases, these costs are amortized over the term of the corresponding debt instrument using the straight-line method for debt issuance costs related to the revolving portion of our credit facility and the effective interest method for debt issuance costs on our term loan debt. Amortization of debt issuance costs was $0.1 million for each of the years ended December 31, 2015, 2014 and 2013, respectively, and is included in interest expense in our consolidated statements of operations.

Debt issuance costs associated with our revolving line of credit included in other current and non-current assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Debt issuance costs, beginning of year	$32	$95
Deferred debt charges	208	42
Amortization of debt issuance costs	(39)	(105)

Debt issuance costs, end of year	$201	$32

Deferred debt charges capitalized during the year ended December 31, 2015 consists of bank fees incurred in connection with the November 3, 2015 amendment to our existing credit facility to expand and extend the terms of the revolving portion of our credit facility as discussed further in Note 7.

Accrued and Other Liabilities – Accrued and other liabilities at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Accrued project costs	$10,190	$7,254
Payroll, employee benefits and related liabilities	9,355	6,321
Advance billings on projects in progress	19,530	16,788
Warranty reserve	1,726	1,674
Sales, property and franchise taxes	816	784
Deferred revenue	1,034	924
Preferred stock redemption obligation	104	104
Other	12,162	7,264

Total	$54,917	$41,113

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

	Year Ended December 31,
	2015	2014	2013
Warranty provision, beginning of year	$1,674	$1,302	$1,653
Addition due to acquisitions	—	—	433
Accruals for warranties issued during the year	415	602	273
Warranty settlements during the year	(363)	(230)	(1,057)

Warranty provision, end of year	$1,726	$1,674	$1,302

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

Pre-tax share-based compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $2.1 million and $0.6 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. During the years ended December 31, 2015 and 2013, we recorded a loss from the disposal or impairment of long-lived assets in connection with our restructuring charges in the amount of $0.6 million and $0.3 million, respectively (see Note 6). We did not record any impairment charges during the year ended December 31, 2014.

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

See Note 8 for more information concerning the fair value of our derivative instruments.

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

Recent Accounting Pronouncements

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. We adopted ASU 2015-17, on a prospective basis, for our annual period ending December 31, 2015. Accordingly, the accompanying consolidated balance sheet at December 31, 2015 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17. As permitted under ASU 2015-17, the accompanying consolidated balance sheet for December 31, 2014 has not been retrospectively adjusted.

Business Combinations – In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us on January 1, 2016. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Presentation of Debt Issuance Costs – In April 2015, the FASB issued ASU No. 2015-03: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and in August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented. We adopted the provisions of ASU 2015-03 and ASU 2015-15 on a retrospective basis for our annual period ended December 31, 2015. The retrospective adoption of these standards resulted in the reclassification of $0.1 million of current and noncurrent assets as a direct reduction against the balance of our long-term debt in the accompanying consolidated balance sheet at December 31, 2014, but had no effect on our consolidated net income (loss) or stockholders’ equity.

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

Reporting Discontinued Operations – In April 2014, the FASB issued ASU No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. This standard is to be applied prospectively, and is effective for our fiscal year that began January 1, 2015. The adoption of this standard had no effect on our consolidated financial statements.

4.	Earnings (Loss) per Share

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to PowerSecure International, Inc.	$5,839	$(6,992)	$4,412

Basic weighted-average common shares outstanding in period	22,449	22,263	19,837
Dilutive effect of stock options	123	—	323

Diluted weighted-average common shares outstanding in period	22,572	22,263	20,160

Basic earnings (loss) per common share	$0.26	$(0.31)	$0.22

Diluted earnings (loss) per common share	$0.26	$(0.31)	$0.22

5.	Acquisitions

2015 Acquisition of ESCO Energy Services Company, Inc. – On December 1, 2015, we acquired ESCO Energy Services Company, Inc. (“ESCO 2015 Acquisition”), a private company based in Lennox, Massachusetts that provides energy efficiency facilities services to business, government agencies and other institutions across the United States. The purchase price paid for the acquired business and assets was $0.9 million cash, inclusive of a $0.2 million working capital adjustment, and $0.8 million of note financing payable to the seller (see Note 7), plus potential additional contingent cash payment in the amount of up to $1.8 million in the event contracted sales achieved by the acquired business exceeds certain baseline targets.

The acquired business provides full turnkey energy efficiency services including energy audits, materials procurement, project management, implementation and verification. We anticipate that the acquisition will provide us with an expanded geographical presence in the Northeast and additional market sectors outside of our existing traditional energy services customer base.

Total revenues and pre-tax loss from the ESCO operations since the date of acquisition included in the accompanying consolidated statements of operations for the year ended December 31, 2015 were not material. In addition, acquisition related costs incurred by us in the amount of $55 thousand were recognized as an expense during the year ended December 31, 2015, and are included in general and administrative expense in the accompanying consolidated statements of operations.

The following table summarizes the fair value of the consideration paid and the allocation of the fair value of the assets acquired:

Consideration paid to Seller:
Cash	$725
Working capital adjustment	202
Note financing	835
Contingent consideration	900

Total consideration paid	$2,662

Net working capital	$159
Property, plant and equipment, net	41
Identifiable intangible assets:
Customer relationships	900
Trade name	100
Backlog	90

Total identifiable net assets	1,290
Goodwill	1,372

$2,662

We determined the fair value of the contingent consideration payable on the date of acquisition based upon the probability-weighted present values of expected sales. As part of the purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, trade name, and backlog which were valued using the income approach. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

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

The goodwill of $1.4 million arising from the acquisition consists largely of the assembled salesforce and the synergies and economies of scale expected from combining the operations of our existing energy services operations and the ESCO 2015 business acquired. All of the goodwill has been assigned to our Energy Efficiency segment. We expect that all of the acquired goodwill will be deductible for tax purposes.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2014, is as follows:

	PowerSecure International, Inc. ESCO 2015 Pro Forma Results of Operations For the Years Ended December 31,
	2015	2014
Revenues	$447,163	$265,267

Net income (loss) attributable to PowerSecure International, Inc.	$4,422	$(7,391)

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$0.20	$(0.33)
Diluted	$0.20	$(0.33)

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2014. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2015 were adjusted to exclude aggregate acquisition-related cost of $0.1 million incurred by us in 2015.

2014 Acquisition of Mission Critical Energy Services Business – On October 14, 2014, we acquired the mission critical energy services business and certain related assets of Power Design, Inc., a Florida corporation (“PDI”), pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), between PDI, as seller, and PowerSecure, Inc., as purchaser. The purchase price paid for the acquired business and assets was $13.0 million in cash and $0.1 million cash for a working capital adjustment plus a potential additional contingent cash payment in the amount of $1.0 million if PowerSecure, Inc. obtains firm backlog after the closing in the amount of at least $5.0 million from the acquired business, or in the amount of $2.0 million if the firm backlog amount obtained after closing is at least $15.0 million. In accordance with the terms of the Purchase Agreement, we paid $1.0 million of contingent cash consideration to PDI on April 3, 2015 and we paid an additional $1.0 million of contingent cash consideration to PDI on September 11, 2015 as the result of post-closing backlog the acquired business has generated. The balance of our contingent consideration liability related to this acquisition at December 31, 2015 and 2014 was $0 and $1.9 million, respectively.

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

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2013, is as follows:

PowerSecure International, Inc.
Acquisition of Encari, LLC
Pro Forma Results of Operations
For the Year Ended
December 31, 2013
Revenues	$272,077

Net income (loss) attributable to PowerSecure International, Inc.	$4,668

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$0.23
Diluted	$0.23

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

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2013, is as follows:

PowerSecure International, Inc.
Acquisition of Solais Lighting, Inc.
Pro Forma Results of Operations
For the Year Ended
December 31, 2013
Revenues	$271,944

Net income (loss) attributable to PowerSecure International, Inc.	$4,341

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$0.21
Diluted	$0.21

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

2013 Acquisition of Energy Efficiency Services Business – On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the Energy Efficiency Services (“EES”) business of Lime Energy Services Co. (“LESCO”), a Massachusetts corporation and wholly-owned subsidiary of Lime Energy Co., a Delaware corporation (“Lime”). The acquired Energy Efficiency Services business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers (“ESCOs”), for the benefit of commercial, industrial and institutional customers as end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The acquired business serves ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

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

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2013, is as follows:

PowerSecure International, Inc. Acquisition of EES Business Pro Forma Results of Operations For the Year Ended December 31, 2013
Revenues	$272,250

Net income (loss) attributable to PowerSecure International, Inc.	$4,132

Earnings (loss) per share attributable to PowerSecure International, Inc.:
Basic	$0.20
Diluted	$0.20

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

6.	Restructuring Charges

During 2015 and 2013, we engaged in restructuring programs designed to reduce our cost structure and improve productivity. These initiatives consisted of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, and other actions designed to reduce our cost structure and improve productivity. We also incurred inventory and long-term asset impairment charges in connection with our restructuring activities for assets sold or made obsolete. Our restructuring program activities and the balances of our accrued restructuring liabilities at December 31, 2015 and 2014 are described in greater detail below.

2015 Business Realignment Charges – During the fourth quarter 2015, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our Utility Infrastructure and Distributed Generation segments, consisted of the reduction of our overhead structure, elimination of certain products and long-term asset writedowns. As a result of these 2015 business realignment initiatives, we incurred pre-tax restructuring charges totaling $1.4 million during the year ended December 31, 2015. These charges consisted of severance and related costs from the elimination of employee positions and long-lived asset impairment charges. The majority of the expenses associated with the 2015 business realignment charges during the year ended December 31, 2015 are included in restructuring charges as a component of operating expenses. The 2015 business realignment plan and actions are substantially complete at December 31, 2015, and no additional restructuring charges are expected to be incurred in 2016 associated with the 2015 plan.

The following table summarizes the 2015 business realignment plan activities and the balance of our accrued liabilities at and for the year ended December 31, 2015:

	Employee Termination Costs	Long Term Asset Writedowns	Total
2015 Business Realignment Plan:
Accrued charges, January 1, 2015	$—	$—	$—
Costs incurred and charged to cost of sales	70	—	70
Costs incurred and charged to restructuring expense	735	556	1,291
Costs paid or otherwise settled	(267)	(556)	(823)

Accrued charges, December 31, 2015	$538	$—	$538

2013 Business Realignment Charges – During the fourth quarter 2013, we initiated a business realignment program, taking actions to realign our operations to gain cost and performance efficiencies. These actions, which primarily involved our LED lighting operations in our Energy Efficiency segment, consisted of the sale of manufacturing equipment and parts inventory, reorganization and consolidation of the leadership teams, closing facilities and re-sourcing manufacturing to low-cost manufacturers, eliminating certain products, and the reduction of our overhead cost structure by eliminating duplicative facilities and personnel involved in production, sourcing, warehousing and distribution activities. As a result of these 2013 business realignment initiatives, we incurred pre-tax restructuring charges totaling $0.7 million and $4.9 million during the years ended December 31, 2014 and 2013, respectively. These charges consisted of loss on the disposal of manufacturing equipment and parts inventory, severance and related costs from the elimination of employee positions, inventory write offs, lease abandonments, and long-lived asset impairment charges. The inventory write-offs in the amount of $0.3 million and $3.7 million during the years ended December 31, 2014 and 2013, respectively, are included in cost of sales. The expenses associated with the remaining 2013 business realignment charges total $0.4 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively, and are included in restructuring charges as a component of operating expenses. All of the 2013 business realignment charges were complete as of December 31, 2014. The following table summarizes the 2013 business realignment plan activities and the balance of our accrued liabilities at and for the three year period ended December 31, 2015:

	Employee Termination Costs	Inventory Writedowns and Long Term Asset Disposals	Leasehold Termination and Other Facility Exit Costs	Total
2013 Business Realignment Plan:
Accrued charges, January 1, 2013	$—	$—	$—	$—
Costs incurred and charged to cost of sales	—	3,667	—	3,667
Costs incurred and charged to restructuring expense	789	305	110	1,204
Costs paid or otherwise settled	(108)	(3,972)	—	(4,080)

Accrued charges, December 31, 2013	681	—	110	791
Costs incurred and charged to cost of sales	—	312	—	312
Costs incurred and charged to restructuring expense	162	116	149	427
Costs paid or otherwise settled	(729)	(428)	(259)	(1,416)

Accrued charges, December 31, 2014	$114	$—	$—	$114
Costs paid or otherwise settled	(67)	—	—	(67)

Accrued charges, December 31, 2015	$47	$—	$—	$47

The balances of accrued restructuring charges at December 31, 2015 and 2014 are included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at December 31, 2015 will be paid or otherwise settled during 2016.

7.	Debt and Interest Rate Swap Contracts

Long-Term Credit Facility - We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At December 31, 2014, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $20.0 million senior, first-priority secured revolving line of credit maturing on November 12, 2016, a $2.6 million term loan maturing on November 12, 2016, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020.

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

On February 23, 2016, the lenders under our credit agreement provided a waiver of any event of default under our credit agreement arising from the execution of the Merger Agreement (but not the consummation of the Merger) with Southern Company.

The credit facility contains three basic financial covenants. First, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. Prior to the fiscal quarter ended June 30, 2015, the fixed charge coverage ratio was based on our financial results for the third quarter 2014 and subsequent fiscal quarters. Commencing with the fiscal quarter ended June 30, 2015 and continuing thereafter, the fixed charge coverage ratio is based on our financial results for the previous four fiscal quarters on a rolling basis. Second, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the year ending December 31, 2014, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 30%. As of December 31, 2015, we were in compliance with these financial covenants.

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

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 8, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at December 31, 2015, $12.9 million of our outstanding credit facility debt bears interest at a fixed rate of 3.73% and $4.9 million of our outstanding credit facility debt bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

At December 31, 2015, there was an aggregate balance of $17.8 million outstanding under the two term loans under our credit facility and no balance was outstanding under the revolving portion of the credit facility. During the fourth quarter of 2015, we borrowed and subsequently repaid $15.0 million on the revolving portion of our credit facility, partially to finance the working capital requirements related to our large-scale solar energy projects described further in Note 11, and we have borrowed additional amounts on the revolving portion of our credit facility in 2016. At December 31, 2015 and 2014, we had $36.0 million and $20.0 million, respectively, of available and unused borrowing capacity from our revolving credit facility within the limits of our financial covenants. As a result of borrowings from our revolving credit facility during the first quarter 2016, at March 14, 2016, an aggregate balance of $25.0 million was outstanding, and there was approximately $11.0 million of available and unused borrowing capacity within the limits of our financial covenants, under our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed above.

Acquisition Term Notes – We financed a portion of the 2015 ESCO Acquisition (see Note 5) with two unsecured promissory notes payable to the seller in the aggregate amount of $0.8 million. The first acquisition term note in the principal amount of $685 thousand is payable in four equal quarterly installments, plus interest at 5%, during 2016. The second acquisition term note in the principal amount of $150 thousand is payable on December 1, 2017.

The following table summarizes the balances outstanding on our long-term debt at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Revolving line of credit, maturing June 30, 2020	$—	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing June 30, 2020	1,760	1,920
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	16,072	19,643
Acquisition term notes payable	835	—

Total debt	18,667	21,563
Less: Unamortized debt issuance costs, term loans	(64)	(102)

Total debt, net of term loan debt issuance costs	18,603	21,461
Less: Current portion	(4,416)	(3,731)

Long-term debt, net of current portion	$14,187	$17,730

Scheduled annual principal payments on our outstanding debt obligations at December 31, 2015 are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Acquisition Term Notes	Total Principal Payments
2016	$—	$3,571	$160	$685	$4,416
2017	—	3,571	160	150	3,881
2018	—	3,572	160	—	3,732
2019	—	3,572	160	—	3,732
2020	—	1,786	1,120	—	2,906

Total scheduled principal payments	$—	$16,072	$1,760	$835	$18,667

8.	Accumulated Other Comprehensive Income and Hedging Activities

Accumulated Other Comprehensive Income – Our Accumulated Other Comprehensive Income (“AOCI”) consists of unrealized foreign currency translation adjustments and activities associated with cash flow hedges related to our interest rate swaps described in greater detail below. The following is a summary of changes in AOCI by component for the years ended December 31, 2015, 2014 and 2013 (all amounts are net of tax):

	Gains (losses) on Cash Flow Hedge	Foreign Currency Items	Total
Balance of AOCI, January 1, 2013	$—	$—	$—

Other comprehensive income (loss) before reclassifications	(123)	—	(123)
Reclassification adjustment for net (gains) losses included in net income (loss)	39	—	39

Net other comprehensive income (loss)	(84)	—	(84)

Balance of AOCI, December 31, 2013	(84)	—	(84)

Other comprehensive income (loss) before reclassifications	(157)	—	(157)
Reclassification adjustment for net (gains) losses included in net income (loss)	164	—	164

Net other comprehensive income (loss)	7	—	7

Balance of AOCI, December 31, 2014	(77)	—	(77)

Other comprehensive income (loss) before reclassifications	(105)	(9)	(114)
Reclassification adjustment for net (gains) losses included in net income (loss)	127	—	127

Net other comprehensive income (loss)	22	(9)	13

Balance of AOCI, December 31, 2015	$(55)	$(9)	$(64)

Hedging Activities – In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25.0 million Term Loan floating rate debt (see Note 7). The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at December 31, 2015 was $12.9 million. The termination dates of the swap contracts and the maturity date of the $25.0 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of December 31, 2015 and 2014, are as follows:

Derivative designated as	Balance Sheet	December 31,		Balance Sheet	December 31,
hedging instrument:	Location	2015	2014	Location	2015	2014
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$109	$146

The following tables present the effects of the interest rate swaps designated as cash flow hedges on our consolidated statements of operations and AOCI:

	Amounts Reclassified from AOCI into income Year Ended December 31,			Affected Line Item in the Consolidated Statements
AOCI Component	2015	2014	2013	of Income
Gain (loss) on cash flow hedges:
Interest rate swaps	$215	$265	$73	Interest expense
	(88)	(101)	(34)	Income tax expense (benefit)

	$127	$164	$39	Net of tax

	Amount of gain (loss) recognized in AOCI
	Year Ended December 31,
AOCI Component	2015	2014	2013
Gain (loss) on cash flow hedges:
Unrealized gain (loss) - Interest rate swaps	$(178)	$(254)	$(230)
Tax effect	73	97	107

Gain (loss) - Net of tax	$(105)	$(157)	$(123)

We did not realize any ineffectiveness related to our cash flow hedges during the years ended December 31, 2015, 2014 and 2013.

9.	Capital Lease Obligation

We had a capital lease with SunTrust Equipment Finance and Leasing (as lessor) from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we repaid under the terms of the lease with monthly principal and interest payments of $0.1 million over a period of 84 months. At the expiration of the term of the lease in December 2015, we exercised our option to purchase the equipment for $1 dollar. The lease was guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constituted permitted indebtedness under our credit agreement.

Proceeds of the lease financing were used to finance capital investments in equipment for our recurring revenue distributed generation projects. We accounted for the lease financing as a capital lease in our consolidated financial statements. The balance of our remaining capital lease obligation was $0 and $1.0 million at December 31, 2015 and 2014, respectively.

10.	Share-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant.

Stock Plans – We have granted stock options, restricted stock awards, restricted stock units and performance unit awards to employees and directors under various stock plans. We currently maintain two stock plans. Under our 1998 Stock Incentive Plan, as amended (the “1998 Stock Plan”), we granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant, and had a term of 10 years from the date of grant. Nonqualified stock option grants to our directors under the 1998 Stock Plan generally vested over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vested over periods up to five years. The 1998 Stock Plan expired on June 12, 2008, and no additional awards may be made under the 1998 Stock Plan, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.

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

Stock Options – Net income (loss) for the years ended December 31, 2015, 2014, and 2013 includes $0.3 million, $0.2 million, and $0.2 million, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million, and $0.1 million, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the year ended December 31, 2015 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2014	519	$9.12
Granted	36	12.90
Exercised	(125)	6.79
Expired	—	—
Forfeited	(8)	7.32

Balance, December 31, 2015	422	$10.16	5.99	$2,212

Exercisable, December 31, 2015	238	$9.39	4.17	$1,396

A summary of option activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2013	669	$8.59
Granted	110	10.35
Exercised	(244)	8.53
Expired	—	—
Forfeited	(16)	4.58

Balance, December 31, 2014	519	$9.12	5.42	$1,801

Exercisable, December 31, 2014	312	$8.11	3.20	$1,279

A summary of option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	70	14.97
Exercised	(220)	5.50
Expired	—	—
Forfeited	(19)	7.00

Balance, December 31, 2013	669	$8.59	4.55	$5,747

Exercisable, December 31, 2013	515	$8.17	3.36	$4,636

The weighted average grant date fair value of the options granted during the years ended December 31, 2015, 2014 and 2013 was $5.30, $4.70 and $6.04, respectively. The fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected stock price volatility	45.4%	46.9%	44.5%
Risk free interest rate	1.55%	1.56%	1.45%
Annual dividends	$—	$—	$—
Expected life (years)	5.0	6.1	5.0

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. At December 31, 2015 and 2014, there was $0.8 million and $0.8 million, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2015 are expected to be recognized over a weighted average period of approximately 4.1 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $3.4 million and $1.8 million, respectively. Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $2.1 million and $1.2 million, respectively. Because of cumulative net operating losses, there was no tax benefit recognized on the 2015, 2014 and 2013 stock option exercises. The total grant date fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.2 million and $0.1 million, respectively.

Restricted Stock Awards and Restricted Stock Units – Net income (loss) for the years ended December 31, 2015, 2014 and 2013 includes $2.1 million, $1.8 million and $0.4 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards and restricted stock units granted to directors and employees. All of the restricted stock award compensation expense during the years ended December 31, 2015, 2014 and 2013 is included in general and administrative expenses in the accompanying consolidated statements of operations. A summary of restricted stock award activity for the three years ended December 31, 2015 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	100	$5.62
Granted	346	15.52
Vested	(59)	6.24
Forfeited	—	—

Balance, December 31, 2013	387	14.37
Granted	246	20.48
Vested	(43)	9.02
Forfeited	(11)	23.44

Balance, December 31, 2014	579	17.20
Granted	30	12.47
Vested	(50)	10.16
Forfeited	(12)	23.44

Balance, December 31, 2015	547	$17.44

A summary of restricted stock unit activity for the year ended December 31, 2015 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	—	$—
Granted	11	15.49
Vested	(6)	15.49
Forfeited	—	—

Balance, December 31, 2015	5	$15.49

There were no restricted stock units issued or outstanding at or during the years ended December 31, 2014 and 2013.

Restricted shares and restricted stock units are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares or stock units leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares and restricted stock units granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees generally vest over five or ten years. All restricted and unvested shares automatically vest upon a change in control.

The fair value of unvested restricted shares and restricted stock units is amortized on a straight-line basis over the respective vesting period. At December 31, 2015, the balance of unrecognized compensation cost related to unvested restricted shares was $6.5 million, which is expected to be recognized over a weighted average period of approximately 4.3 years. At December 31, 2015, the balance of unrecognized compensation cost related to unvested restricted stock units was $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Performance Units – Net income (loss) for the year ended December 31, 2015 and 2014 includes $0.2 million and $0.1 million, respectively, of pre-tax compensation costs related to outstanding performance units based on the number of awards that we expect will vest over the requisite service period and the probable outcome of the associated performance condition. All of the performance unit compensation expense during the years ended December 31, 2015 and 2014 is included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of performance unit award activity for the years ended December 31, 2015 and 2014 is as follows:

	Unvested Performance Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	—	$—
Granted	17	20.57
Vested	—	—
Incremental performance shares vested	—	—
Forfeited	—	—

Balance, December 31, 2014	17	$20.57
Granted	28	12.30
Vested	—	—
Incremental performance shares vested	—	—
Forfeited	—	—

Balance, December 31, 2015	45	$15.39

There were no performance unit awards issued or outstanding at or during the year ended December 31, 2013.

The performance units outstanding at December 31, 2015 obligate the Company to issue a variable number of shares of its common stock in the event certain cumulative earnings per share performance thresholds are met. At December 31, 2015, the number of shares issuable upon attainment of performance thresholds ranges from 23 thousand to 68 thousand shares. The fair value of the performance units are being amortized on a straight-line basis over the respective vesting periods. At December 31, 2015, the balance of unrecognized compensation cost related to outstanding performance units was $0.4 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

At the effective time of the Merger (see Note 2), subject to receipt of required shareholder and regulatory approvals, and meeting specified customary closing conditions, (i) all outstanding stock options will be deemed to be fully vested and converted into the right to receive a cash payment equal to the excess of the merger consideration over the exercise prices of such stock options, (ii) all outstanding restricted shares and restricted stock units will be deemed to be fully vested and converted into the right to receive the merger consideration, except for certain unvested restricted shares held by our Chief Executive Officer, which will be converted into a stock award relating to shares of Southern Company, and (iii) all performance share units payable in shares of Common Stock will be deemed vested at the target level of achievement and converted into the right to receive the merger consideration.

11.	Commitments and Contingencies

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

We filed a motion to dismiss the amended complaint on February 26, 2015, which the court granted on September 15, 2015, with leave for the plaintiff to file an amended complaint. On October 16, 2015, the plaintiff filed a second amended consolidated class action complaint, with similar allegations over the same class period. On November 23, 2015, we filed a motion to dismiss the second amended complaint, and the briefing on that motion concluded on February 5, 2016. We cannot provide any assurance as to when the court will rule on our motion to dismiss the second amended complaint or whether our motion will be granted, and even if granted whether the complaint will be dismissed with prejudice or appealed.

On August 15, 2014, a shareholder derivative complaint was filed against certain of our executive officers and each of our directors during the class period in the United States District Court for the Eastern District of North Carolina. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the named officers and directors in connection with substantially the same events as set forth in the class action lawsuit, seeking damages in an unspecified amount. On November 26, 2014, based on mutual agreement of the parties to the lawsuit, the court ordered that proceedings under the complaint be stayed until resolution of the securities class action litigation.

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

The ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation and the litigation is at a very early stage. Other than an immaterial amount for legal expenses, we have not recognized any costs for the securities class action as we do not believe, based upon current information, that a loss relating to these matters is probable, or that an estimate of a range of potential loss relating to these matters, can reasonably be made.

SEC Informal Inquiry – The SEC is conducting an informal inquiry that appears to be focused on our interpretation and application of the FASB’s Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), in regards to our identification of operating and reportable segments since 2012, but may be broader in scope. We are cooperating with the SEC in this matter, including consultation with the Office of Chief Accountant of the SEC, and in connection therewith have restated our segment reporting (see Note 14) for the years ended December 31, 2014, 2013 and 2012 to correct a segment reporting error and conform to our December 31, 2015 segment reporting. There is no assurance that the scope of this inquiry is currently limited to segment reporting or that it will not be expanded in the future. In addition, the outcome of this inquiry could be unfavorable to us and adversely affect our business, financial condition or operating results.

Performance Bonds and Letters of Credit – In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2015, we had approximately $450.7 million in surety bonds outstanding. Based upon the current status of our contracts and projects, we estimate our exposure on these surety bonds was approximately $196.1 million at December 31, 2015.

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

Utility-Scale Solar Project Contract Matters – In July 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with Georgia Power Company, a large investor-owned utility customer (the “Utility”) and in July 2015, we entered into a third EPC Contract with the Utility, which may be terminated or modified as discussed below. Each of these EPC Contracts relates to a similarly sized utility-scale solar distributed generation project that will be performed for the Utility for the benefit of the Utility’s customers. The two July 2014 EPC Contracts are currently expected to generate a total of approximately $120 million in revenues, of which we have already recognized $61.2 million through December 31, 2015, and we expect these projects to be completed over the course of 2016. We also expect that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, will carry single digit gross margins as a percentage of revenues. Thus, we expect the impact of these contracts to be dilutive to our consolidated gross margins as a percentage of revenues, while being accretive to our net income and earnings per share. The scheduled substantial completion and placed in service dates of the two July 2014 EPC Contracts range from August 1, 2016 to October 1, 2016.

We were previously notified by Georgia Power that the size and scope of the solar project contemplated by the July 2015 EPC Contract may be reduced, due to a change in the utility customer’s requirements or could be terminated entirely. Accordingly, we have been in discussions with Georgia Power on the status of the project and we now believe that the July 2015 EPC Contract may be terminated entirely. As of March 14, 2016, the July 2015 EPC Contract has not been amended, restated or terminated, and the underlying solar project has not been definitively modified. In November 2015, based on the information available as of that time, we estimated that the associated revenues from the project would be reduced from the initial $85 million project size to approximately $60 million. Based on more recent information we have received, we currently estimate that no revenue will be generated by the July 2015 EPC Contract.

The EPC Contracts, which are virtually identical in rights and obligations and differ primarily in project descriptions, provide for customary covenants, representations, warranties and indemnities to the Utility. The EPC Contracts also include terms requiring us to provide performance guarantees and indemnification to the Utility under certain circumstances, as well as provisions requiring us to pay the Utility liquidated damages upon the occurrence of certain events, including certain delays in substantial completion and when the system is placed in service. The aggregate limit on our liability to the Utility for liquidated damages related to delays under the EPC Contracts ranges from approximately $24 million to approximately $34 million per contract, and is $82 million in total, although those amounts will be reduced if the project from the July 2015 EPC Contract is terminated or modified to a lower size. We could have additional liabilities to the Utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The EPC Contracts also contain typical events of default, including material breaches of the EPC Contracts after notice and cure periods and defaults relating to bonding and surety failures. The EPC Contracts may be terminated by us upon an event of default by the Utility, in which case we would be entitled to the payment for work performed and for actual costs incurred. We also provide a warranty on each project for three years after substantial completion of the project.

In addition, the solar projects covered by the EPC Contracts are subject to bonding requirements. In connection with these requirements, we have obtained, for the benefit of the Utility, bonding arrangements in the aggregate amount of approximately $205 million at December 31, 2015 for the three EPC Contracts. Our solar panel manufacturer has provided a supply bond to us in the amount of approximately $75.3 million that backstops the on-time delivery of quality panels.

Other Matters – From time to time, we are also involved in a variety of other claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract, professional liability and other matters. We intend to vigorously defend all claims against us, and pursue our full legal rights in cases where we have been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on our business, financial condition or results of operations.

Operating Leases – We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Many of these leases have renewal provisions. Lease expense for the years ended December 31, 2015, 2014 and 2013 totaled $8.7 million, $7.7 million and $5.9 million, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Year Ending December 31:	Scheduled Payments
2016	$6,300
2017	4,998
2018	3,670
2019	2,557
2020 and thereafter	2,294

Total minimum rental payments	$19,819

Employee Benefit Plan – We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In each of the three years ended December 31, 2014, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. Our 401(k) Plan expense for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.0 million, and $0.8 million, respectively.

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

The New York Life annuity guarantees our obligations under the deferred compensation arrangement, and is not subject to interest rate or other market risk. The balance of the New York Life annuity at December 31, 2015 and 2014 is $3.1 million, measured at historical cost. The restricted annuity contract balances are included in the accompanying consolidated balance sheet under other assets. We are accounting for the New York Life annuity at historical cost as the fair value is not readily measureable from period to period, due to the nature of the investment. We measured the John Hancock annuity at fair value until it was terminated in December 2013 and recorded the appreciation in value as interest income in our consolidated statements of operations. For fair value measurement purposes, we classified the John Hancock annuity as a Level 3 investment in the fair value hierarchy.

We have accrued our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2015 and 2014 is $3.1 million and $2.9 million, respectively, and is included in the accompanying consolidated balance sheet under other long-term liabilities. The accompanying consolidated statements of operations includes general and administrative expense in the amount of $0.2 million, $0.3 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, associated with the deferred compensation plan. Our obligation under the deferred compensation agreement is fully accrued at December 31, 2015.

Employment Agreements – We have an employment and non-competition agreement with Sidney Hinton, our President and Chief Executive Officer (the “Hinton Employment Agreement”). As amended, this employment agreement provides for base salary, bonus payments under our executive incentive compensation plan, grants of restricted shares of our common stock or performance units, severance benefits depending on the circumstances of the employee termination, and disability insurance policies. In addition, the Hinton Employment Agreement also provides for a $5.0 million life insurance policy and the deferred compensation payments discussed above. The Hinton Employment Agreement is currently in a one-year renewal period that ends December 31, 2016, and is subject to additional automatic successive one-year renewal periods unless either we or Mr. Hinton gives notice of termination.

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

The income tax expense (benefit) included in the accompanying consolidated statements of operations represents changes in our net deferred tax assets, federal income tax and credits, foreign income tax in Canada, state income taxes in various state jurisdictions in which we have taxable activities and changes in estimated tax effects of uncertain tax positions that we have taken. The following table summarizes our income tax expense for the years ended December 31:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$118	$52	$123
Foreign	90	—	—
State	85	205	256

Total current	293	257	379

Deferred:
Federal	3,333	(3,611)	3,122
Foreign	—	—	—
State	432	(744)	171

Total deferred	3,765	(4,355)	3,293

Total income tax expense (benefit)	$4,058	$(4,098)	$3,672

Total income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income tax expense (benefit). The following table reconciles such differences for the years ended December 31:

	Year Ended December 31,
	2015	2014	2013
Federal taxes at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	7.2%	2.2%	5.1%
Foreign rate differential	(0.1)%	—%	—%
Permanent items	1.6%	1.0%	4.6%
True ups and other adjustments	(1.7)%	(0.2)%	2.8%

Effective income tax rate	41.0%	37.0%	46.5%

The components of our federal and state deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$8,242	$11,414
Tax credit carryforwards	479	371
Allowance for bad debts	188	178
Warranty reserve	588	603
Equity compensation	1,370	861
Other	1,252	1,792

Gross deferred tax assets	12,119	15,219

Deferred tax liabilities:
Differences between book and tax basis of property, equipment and intangible assets	14,370	13,732
Other	660	627

Gross deferred tax liabilities	15,030	14,359

Net deferred tax asset (liability)	(2,911)	860
Valuation allowance	—	—

Deferred tax assets (liabilities), net	$(2,911)	$860

The balance of our deferred tax assets (liabilities) at December 31, 2015 and December 31, 2014 includes the effects of $0.4 million and $0.5 million, respectively, of uncertain tax position liabilities that are offset against our deferred tax asset in accordance with the provision of ASU No. 2013-11.

The acquisitions of the ESCO business in 2015 and the Mission Critical Energy Services business and the Electrical Contracting business during 2014 (see Note 5) were asset purchases that created identified intangible assets that will result in future tax consequences attributable to amortization. There were no material temporary differences between the financial statement carrying value and their respective tax bases upon acquisition and, accordingly, there are no tax effects included in the deferred tax asset and liabilities as of December 31, 2015 or 2014.

The acquisition of Solais in April 2013 (see Note 5) included approximately $5.0 million of net operating loss carryforwards available to be utilized against our future taxable income, subject to an annual limitation in the amount that can be utilized in any single year. In addition, the acquisition of Solais resulted in a noncurrent deferred tax liability associated with estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of intangible assets acquired and their respective tax bases. The tax effects of the Solais acquisition described above are included in our deferred tax assets and liabilities at December 31, 2015 and 2014, but they had no effect on our income tax expense for the year ended December 31, 2013.

The deferred tax asset for net operating loss carry-forwards at December 31, 2015 and 2014 does not include $1.4 million and $1.2 million, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $3.5 million and $3.2 million tax deductions at December 31, 2015 and 2014, respectively, are included in the unused net operating loss below.

At December 31, 2015, we had unused federal net operating losses to carry forward against future years’ taxable income of $34.3 million and various state carry-forwards that expire in various amounts from 2022 to 2036.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various foreign state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011. We are not currently under examination for any federal or state and local income tax jurisdictions where we file tax returns. The Company apportions certain items of income between affiliates and some of these allocations may be subject to review by state tax authorities.

The following is a reconciliation of the beginning and ending amounts of unrecognized state income tax benefits:

Balance at January 1, 2013	$882
Additions as a result of tax positions taken related to the current year	204
Reductions from lapse of statute of limitations	(192)

Balance at December 31, 2013	894
Additions as a result of tax positions taken related to the current year	—
Reductions for tax positions of prior year	(164)
Reductions from lapse of statute of limitations	(247)

Balance at December 31, 2014	483
Additions as a result of tax positions taken related to the current year	—
Reductions for tax positions of prior year	—
Reductions from lapse of statute of limitations	(105)

Balance at December 31, 2015	$378

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.

We recognize interest and penalties related to our unrecognized tax benefits as a component of income tax expense or benefit. As of December 31, 2015, we had sufficient tax attributes to offset the unrecognized tax benefits and, as such, no interest or penalties are currently accrued. The total amount of interest and penalty expense (benefit) resulting from the changes in our uncertain tax positions recognized in the accompanying consolidated statements of operations was not material during the years ended December 31, 2015, 2014 and 2013. The total amount of accumulated interest and penalties recognized in the accompanying consolidated balance sheet at December 31, 2015 and 2014 is $0 million and $0 million, respectively. We reasonably expect that the unrecognized tax benefit associated with our uncertain tax positions will decrease by $0.1 million during 2016 due to the lapse of applicable statute of limitations.

13.	Capital Stock

NYSE Listing – On August 28, 2013, shares of our common stock commenced trading on the New York Stock Exchange under the symbol “POWR”. Prior to that date, our common stock traded on the NASDAQ Global Select Market, also under the symbol “POWR”.

Stock Repurchases – In December 2012, our board of directors authorized an increase of our prior existing stock repurchase program for an additional $5.0 million in shares of our common stock and an extension of the period of the stock repurchase program for up to two years after that increase. The stock repurchase program subsequently expired in December 2014. Under the stock repurchase program, repurchases of shares were made from time to time in open market purchases. The timing and amount of any shares repurchased was determined in the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2014, a total of 50 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $0.4 million, or an average price of $7.29 per share. During the year ended December 31, 2013, we did not repurchase any shares under the program.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. During the year ended December 31, 2015, we received 11 thousand shares from employees who tendered shares at a gross purchase price of $0.1 million. During the year ended December 31, 2014, we received 6 thousand shares from employees who tendered shares a gross purchase price of $0.1 million. During the year ended December 31, 2013, we received 8 thousand shares from employees who tendered shares at a gross purchase price of $0.1 million. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The New York Stock Exchange or the NASDAQ Global Select Market.

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

14.	Segment Information

Our reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Solar Energy solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

Prior to the year ended December 31, 2015, the Distributed Generation and Solar Energy operating segments, described in greater detail below, had been reported on an aggregated basis under our Distributed Generation segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, in regards to our identification and aggregation of operating and reportable segments. During the year ended December 31, 2015, we correctly identified and reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the years ended December 31, 2014 and 2013 to correct our error and conform to our current presentation. We have also restated segment information for the year ended December 31, 2012, and have included that summarized financial information in the tables below for purposes of comparison to subsequent years.

Our Chief Operating Decision Maker (“CODM”) reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other”

column also includes various expense items that are not allocated to our operating segments. These expenses include corporate overhead and corporate-wide items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 3 of the notes to condensed consolidated financial statements.

Distributed Generation

Our Distributed Generation segment manufactures, installs and operates electric generation equipment “on site” at facilities where the power is used, including commercial, institutional and industrial operations. Our Distributed Generation systems typically utilize our proprietary PowerBlock units or, alternatively, generators sourced from major global generator manufacturers as the power plants for our systems. Our Distributed Generation systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our Distributed Generation solutions include full turn-key electrical infrastructure design, implementation and commissioning service to data center owners.

We have developed, and since 2015 have been offering, sophisticated energy storage solutions, which support a microgrid and enable a customer to integrate solar and other generation sources with our control solutions. Our energy storage solutions, including battery storage solutions, enable the enhanced utilization of renewable energy sources, designed to improve the reliability and quality of alternative energy sources such as solar or wind power. Our typical energy storage solution is intended to help leverage a customer’s renewable energy investment in a number of ways, such as by providing output firming, which stabilizes power against variances in meteorological conditions. Another advantage of our solutions is power smoothing, which improves power quality and eliminates harmonics, rapid voltage swings and frequency deviations. Our energy storage solutions can be combined with our Distributed Generation or Solar Energy systems to provide the benefits of those solutions, including peak shifting and fast and reliable standby power. In addition, our energy storage solutions are scalable, flexible and technology-neutral to meet the needs of our customers.

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

Summarized financial information concerning our reportable segments for the years ended December 31, 2015, 2014, 2013 and 2012 is shown in the following tables. Total asset amounts at December 31, 2015 and 2014 exclude intercompany receivable balances eliminated in consolidation.

	Year Ended December 31, 2015
	Distributed	Solar	Utility	Energy	Eliminations
	Generation	Energy	Infrastructure	Efficiency	and Other	Total
Revenues	$147,139	$93,928	$142,058	$61,501	$(925)	$443,701
Cost of Sales (excluding depreciation and amortization)	96,606	86,546	121,062	39,240	(925)	342,529

Gross Profit	50,533	7,382	20,996	22,261	—	101,172

Operating expenses:
General and administrative	18,500	3,768	12,035	12,006	20,492	66,801
Selling, marketing and service	4,907	645	1,621	2,690	1,660	11,523
Depreciation and amortization	4,380	157	3,266	1,545	1,177	10,525
Restructuring charges	442	—	718	35	96	1,291

Total operating expenses	28,229	4,570	17,640	16,276	23,425	90,140

Operating income (loss)	22,304	2,812	3,356	5,985	(23,425)	11,032
Other income (expense)	—	—	—	—	6	6
Interest expense	—	—	—	—	(1,141)	(1,141)

Income (loss) before income taxes	$22,304	$2,812	$3,356	$5,985	$(24,560)	$9,897

Total capital expenditures YTD 2015	$6,701	$407	$2,704	$602	$1,001	$11,415
Total goodwill at December 31, 2015	$11,403	$4,914	$2,325	$22,940	$—	$41,582
Total assets at December 31, 2015	$136,052	$59,450	$60,611	$47,610	$32,092	$335,815

	Year Ended December 31, 2014
	Distributed	Solar	Utility	Energy	Eliminations
	Generation	Energy	Infrastructure	Efficiency	and Other	Total
Revenues	$77,408	$22,609	$103,204	$54,038	$(602)	$256,657
Cost of Sales (excluding depreciation and amortization)	50,298	18,350	88,199	35,843	(602)	192,088

Gross Profit	27,110	4,259	15,005	18,195	—	64,569

Operating expenses:
General and administrative	13,147	2,287	11,255	10,543	19,187	56,419
Selling, marketing and service	3,818	422	1,445	2,197	1,008	8,890
Depreciation and amortization	3,335	102	3,446	1,357	662	8,902
Restructuring charges	—	—	—	427	—	427

Total operating expenses	20,300	2,811	16,146	14,524	20,857	74,638

Operating income (loss)	6,810	1,448	(1,141)	3,671	(20,857)	(10,069)
Other income (expense)	—	—	—	—	215	215
Interest expense	—	—	—	—	(1,236)	(1,236)

Income (loss) before income taxes	$6,810	$1,448	$(1,141)	$3,671	$(21,878)	$(11,090)

Total capital expenditures YTD 2014	$7,397	$82	$2,564	$767	$2,021	$12,831
Total goodwill at December 31, 2014	$11,403	$4,914	$2,325	$21,568	$—	$40,210
Total assets at December 31, 2014	$93,626	$19,430	$55,660	$44,693	$51,706	$265,115

	Year Ended December 31, 2013
	Distributed	Solar	Utility	Energy	Eliminations
	Generation	Energy	Infrastructure	Efficiency	and Other	Total
Revenues	$95,055	$16,481	$111,654	$47,044	$—	$270,234
Cost of Sales (excluding depreciation and amortization)	57,532	12,822	89,908	38,389	—	198,651

Gross Profit	37,523	3,659	21,746	8,655	—	71,583

Operating expenses:
General and administrative	11,889	1,844	10,901	9,674	12,763	47,071
Selling, marketing and service	3,668	625	1,585	1,369	134	7,381
Depreciation and amortization	2,672	88	2,658	1,337	532	7,287
Restructuring charges	—	—	—	1,205	—	1,205

Total operating expenses	18,229	2,557	15,144	13,585	13,429	62,944

Operating income (loss)	19,294	1,102	6,602	(4,930)	(13,429)	8,639
Other income (expense)	—	—	—	—	81	81
Interest expense	—	—	—	—	(817)	(817)

Income (loss) before income taxes	$19,294	$1,102	$6,602	$(4,930)	$(14,165)	$7,903

Total capital expenditures YTD 2013	$5,568	$61	$2,838	$400	$755	$9,622

	Year Ended December 31, 2012
	Distributed	Solar	Utility	Energy	Eliminations
	Generation	Energy	Infrastructure	Efficiency	and Other	Total
Revenues	$68,134	$8,218	$60,735	$24,952	$—	$162,039
Cost of Sales (excluding depreciation and amortization)	40,269	6,682	45,703	18,299	—	110,953

Gross Profit	27,865	1,536	15,032	6,653	—	51,086

Operating expenses:
General and administrative	10,635	1,082	7,855	3,585	13,044	36,201
Selling, marketing and service	1,668	288	372	1,026	2,206	5,560
Depreciation and amortization	2,435	41	1,478	392	434	4,780
Restructuring charges	1,267	—	152	436	820	2,675

Total operating expenses	16,005	1,411	9,857	5,439	16,504	49,216

Operating income (loss)	11,860	125	5,175	1,214	(16,504)	1,870
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—	—	1,439	1,439
Interest and other income	—	—	—	—	88	88
Interest expense	—	—	—	—	(449)	(449)

Income (loss) before income taxes	$11,860	$125	$5,175	$1,214	$(15,426)	$2,948

15.	Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2015 and 2014. In our opinion, this unaudited information has been prepared on substantially the same basis as our consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. This unaudited consolidated quarterly data should be read together with our audited consolidated financial statements and the other notes thereto. The results for any past quarter are not necessarily indicative of results for any future period.

	Quarter in 2015
	First	Second	Third	Fourth
Revenues	$79,509	$107,182	$106,982	$150,028
Cost of sales (excluding depreciation and amortization)	58,180	83,111	80,077	121,161

Gross profit	21,329	24,071	26,905	28,867
Total operating expenses	20,859	22,290	23,217	23,774

Operating income (loss)	470	1,781	3,688	5,093
Other income (expense), net	(268)	(285)	(311)	(271)

Income (loss) before income taxes	202	1,496	3,377	4,822
Income tax expense (benefit)	81	625	1,385	1,967

Net income (loss)	$121	$871	$1,992	$2,855

Earnings (loss) per share:
Basic	$0.01	$0.04	$0.09	$0.13

Diluted	$0.01	$0.04	$0.09	$0.13

	Quarter in 2014
	First	Second	Third	Fourth
Revenues	$52,797	$57,069	$65,044	$81,747
Cost of sales (excluding depreciation and amortization)	41,756	42,738	46,973	60,621

Gross profit	11,041	14,331	18,071	21,126
Total operating expenses	17,658	18,273	18,597	20,110

Operating income (loss)	(6,617)	(3,942)	(526)	1,016
Other income (expense), net	(296)	(287)	(324)	(114)

Income (loss) before income taxes	(6,913)	(4,229)	(850)	902
Income tax expense (benefit)	(2,654)	(1,481)	(314)	351

Net income (loss)	$(4,259)	$(2,748)	$(536)	$551

Earnings (loss) per share:
Basic	$(0.19)	$(0.12)	$(0.02)	$0.02

Diluted	$(0.19)	$(0.12)	$(0.02)	$0.02

SCHEDULE II

		Additions:
	Balance at	Charged to			Balance at
	Beginning of	Operating	Deductions:		End of
Description	Period	Expenses	Write-offs		Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$470	$450	$(418	) (1)	$502
Year ended December 31, 2014	544	416	(490	) (1)	470
Year ended December 31, 2013	336	533	(325	) (1)	544

Inventory reserve:
Year ended December 31, 2015	$890	$494	$(399	) (2)	$985
Year ended December 31, 2014	1,357	496	(963	) (2)	890
Year ended December 31, 2013	1,760	566	(969	) (2)	1,357

(1)	Represents amounts written off as uncollectible, less recoveries.
(2)	Represents amounts written off against reserve, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer

Date: March 14, 2016

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sidney Hinton, Eric Dupont and Paul R. Hess, jointly and severally, as his true and lawful attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SIDNEY HINTON Sidney Hinton	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016

/s/ CHRISTOPHER T. HUTTER Christopher T. Hutter	Executive Vice President, Chief Operating Officer, and Assistant Secretary	March 14, 2016

/s/ ERIC DUPONT Eric Dupont	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 14, 2016

/s/ GARY J. ZUIDERVEEN Gary J. Zuiderveen	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Assistant Secretary (Principal Accounting Officer)	March 14, 2016

/s/ W. KENT GEER W. Kent Geer	Chairman of the Board and Director	March 14, 2016

/s/ THOMAS J. MADDEN III Thomas J. Madden III	Vice Chairman and Director	March 14, 2016

/s/ KEVIN P. COLLINS Kevin P. Collins	Director	March 14, 2016

/s/ A. DALE JENKINS A Dale Jenkins	Director	March 14, 2016

S-1

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Year Ended December 31, 2015

EXHIBIT INDEX

Number	Description

(2.1)	Asset Purchase and Sale Agreement, dated as of October 14, 2014, between Power Design, Inc. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014).*

(2.2)	Agreement and Plan of Merger, dated February 24, 2016, by and among The Southern Company, PSMS Corp. and PowerSecure International, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed February 25, 2016).*

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed August 22, 2007.)

(3.3)	Certificate of Amendment to the Second Restated Certificate of Incorporation of PowerSecure International, Inc., filed with the Secretary of State of the State of Delaware on June 19, 2012. (Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-182214.)

(3.4)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(10.1)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)**

(10.2)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.3)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.4)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.5)	PowerSecure International, Inc. 2008 Stock Incentive Plan, as amended and restated effective June 19, 2012. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 27, 2012.)**

(10.6)	Form of Restricted Stock Agreement under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.7)	Form of Incentive Stock Option Agreement for Employees under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.8)	Form of Non-Qualified Stock Option Agreement under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.9)	Form of Non-Qualified Stock Option Agreement for Directors (Net Exercise Model) under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)**

(10.10)	Form of Non-Qualified Stock Option Agreement for Employees (Net Exercise Model) under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)**

(10.11)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(10.12)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)**

(10.13)	Letter Agreement, dated February 24, 2016, among The Southern Company, PowerSecure International, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 25, 2016.)**

(10.14)	Restricted Stock Agreement, dated as of December 5, 2013, between PowerSecure International, Inc. and Sidney Hinton (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 9, 2013.)**

(10.15)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)**

(10.16)	Amendment No. 1 to First Amended and Restated Employment and Non-Competition Agreement, dated as of November 6, 2014, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).**

(10.17)	Employment and Non-Competition Agreement, dated as of September 28, 2012, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 4, 2012.)**

(10.18)	Employment and Non-Competition Agreement, dated as of September 16, 2014, between Registrant and Eric Dupont. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 18, 2014.)**

(10.19)	Amended and Restated Employment and Non-Competition Agreement, dated as of February 15, 2016, between Registrant and Ronnie Brannen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 19, 2016.)**

(10.20)	PowerSecure International, Inc. 2010 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2010.)**

(10.21)	Summary Sheet of Compensation of Non-Employee Directors, as of March 1, 2015. (Filed herewith.)**

(10.22)	Amended and Restated Credit Agreement, dated as of December 21, 2011, among Registrant, as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.23)	Confirmation Agreement, dated as of December 21, 2011, among Registrant and its active subsidiaries and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.24)	First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2012, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 19, 2012.)

(10.25)	Second Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2013 among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.26)	Amended and Restated Credit Agreement, dated as of December 21, 2011, as amended through June 19, 2013, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.27)	Third Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2014.)

(10.28)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014.)

(10.29)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 7, 2015.)

(10.30)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed November 3, 2015.)

(10.31)	Waiver to Credit Agreement, dated as of February 23, 2016, among PowerSecure International, Inc., Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 25, 2016.)

(10.32)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.33)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.34)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.35)	Deed of Trust, dated as of January 17, 2008, by PowerSecure, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008.)

(10.36)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.37)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.38)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.39)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.40)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.41)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.42)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.43)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.44)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.45)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(10.46)	Engineering, Procurement and Construction Agreement – Location 1, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.47)	Engineering, Procurement and Construction Agreement – Location 2, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.48)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.49)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.50)	Engineering, Procurement and Construction Agreement, dated as of July 9, 2015, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A, filed January 25, 2016.)***

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The schedules to this have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request by the Commission.
**	Indicates management contract or compensation plan or arrangement.
***	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.