Form 10-K/A
period 2015-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2016-04-07
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 7, 2016, 22,508,173 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of PowerSecure International, Inc., a Delaware corporation (“PowerSecure” or “we” or “us”), amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Form 10-K”, and together with this Amendment, the “Form 10-K”). We are filing this Amendment for the purpose of adding the information required by Part III of Form 10-K, which information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment is being filed because we no longer anticipate filing a proxy statement for the 2016 annual meeting within 120 days of December 31, 2015, due to the merger with The Southern Company discussed below.

Other than (i) the inclusion of the information required by Part III, (ii) updating the cover page, (iii) updating Item 15 of Part IV, and (iv) amending and restating Exhibit 21.1, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify, revise, change or update in any way information contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed herewith as Exhibits 31.3 and 31.4 to this Amendment.

On February 24, 2016, PowerSecure entered into an Agreement and Plan of Merger (“Merger Agreement”) with The Southern Company (“Southern Company”) and a wholly-owned subsidiary of Southern Company (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into PowerSecure, with PowerSecure continuing as the surviving corporation in the Merger and becoming a wholly-owned subsidiary of Southern Company upon consummation of the Merger. At the effective time of the Merger, subject to receipt of required stockholder approval, and meeting specified customary closing conditions, each share of PowerSecure common stock will be converted automatically into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes (the “Merger Consideration”). As a result of this Merger, PowerSecure no longer expects to hold an annual meeting of stockholders in 2016.

In the Form 10-K, references to “PowerSecure”, “our company”, “we”, “us” and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to “PowerSecure, Inc.” mean our wholly-owned subsidiary PowerSecure, Inc. along with its subsidiaries, unless we state otherwise or the context indicates otherwise.

POWERSECURE INTERNATIONAL, INC.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The Board of Directors consists of five members. Under our Second Restated Certificate of Incorporation, the Board is divided into three classes, designated as Class I, Class II and Class III, and members of each class serve staggered three year terms. The number of directors in each class is fixed to be as equal as possible, depending on the total number of members of the Board. Each director serves in office until the expiration of his term and until his successor is duly elected and qualified.

Set forth below is information as of the date of this Amendment about the directors. In addition to the information presented below regarding the specific experience, qualifications, attributes and skills of each nominee and of each continuing director that led our Nominating and Corporate Governance Committee and our Board of Directors to conclude that such person should serve as a director, we also believe that each director has demonstrated a high level of leadership experience, business acumen, integrity and honesty, and an ability to exercise sound judgment and deal with complex problems, as well as a commitment of service to our company and our Board. Our Board of Directors and the Nominating and Corporate Governance Committee believe that these skills and qualifications, combined with the diverse backgrounds, experience, expertise and perspectives of our directors, contribute to robust and productive discussions in the boardroom and the ability of the Board to work in a positive and collegial fashion that benefits our company and our stockholders by creating a strong and effective Board of Directors. The Nominating and Corporate Governance Committee regularly reviews the composition of the Board in light of our evolving business requirements and its assessment of the Board’s performance to ensure that the Board has the appropriate mix of skills and experiences needed for the broad set of challenges that it confronts and the responsibilities it has. Based on all of these qualifications, the Board of Directors believes that each director has the appropriate set of skills and qualifications to serve as members of the Board and to benefit our company and our stockholders as Board members.

Class I - Term Expires in 2016

Sidney Hinton, 53, has served as our President and Chief Executive Officer since April 2007 and as a member of our Board of Directors since June 2007. Mr. Hinton has also served as the President and Chief Executive Officer of PowerSecure, Inc., our core subsidiary, since its inception in 2000. In 2000, he was an Executive-in-Residence with Carousel Capital, a private equity firm. In 1999, Mr. Hinton was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy and which was subsequently merged with Duke Energy). From August 1997 until December 1998, he was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company.

As the founder and driving force behind the formation, development and growth of our PowerSecure business and as the leader of all of our business units, our Board of Directors believes Mr. Hinton is uniquely and well qualified to serve on our Board as its only management member. He brings to our Board an extensive and valuable understanding of our business and of the markets and customers we serve and the products and services we provide as well as strong leadership of our company. In addition, Mr. Hinton brings to the Board 30 years of experience in the energy industry, serving as a leader and manager and with extensive relationships and contacts in the energy business especially within the utility segment. Our Board greatly benefits from the valuable experience, expertise, leadership and guidance that Mr. Hinton provides to the Board and to our company.

Class II - Term Expires in 2017

Kevin P. Collins, 65, has served on our Board of Directors since March 2000. Mr. Collins also serves as the Chairman of the Audit Committee and as a member of the other Board committees. He has been a Managing Member of The Old Hill Company LLC, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992 he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. From 1979 to 1985, Mr. Collins worked for various financial institutions. Over the past 20 years, Mr. Collins has served as a director of the following public companies: Key Energy Services, Inc., an oilfield service provider, since 1996; Applied Natural Gas Fuels, Inc., a liquefied natural gas provider, from November 2008 until

September 2012; and The Penn Traffic Company, a food retailer, from 1999 to 2010. He also served as a director of The Antioch Company LLC, a privately held direct sales company, from 2009 to 2013. Mr. Collins is a CFA Charterholder.

Mr. Collins brings to our Board over 35 years of experience as a financial and lending advisor with experience over that time serving as a member of many public and private company boards and board committees in a diversity of industries as well as serving as an advisor and consultant to many growing businesses. He holds extensive expertise in the fields of corporate governance, executive compensation and audit committee matters, and he has a broad range of experience in corporate strategy development and organizational acumen. Our Board of Directors believes Mr. Collins’ skills, experiences and expertise, especially his diverse experience on other public company boards and his expertise on corporate governance, compensation and audit matters, as well as his prior service on our Board, qualify him to continue to serve on and to enhance the strengths of our Board.

A. Dale Jenkins, 59, has served on our Board of Directors since January 2014. Mr. Jenkins also serves as the Chairman of our Risk Committee and a member of each of our other Board committees. He has served as the Chief Executive Officer of Medical Mutual Holdings, Inc., headquartered in Raleigh, North Carolina, and its subsidiary companies since 1995, after having served as the Chief Operating Officer of the Medical Mutual Group from 1994 to 1995. Medical Mutual is a property/casualty insurance company that specializes in professional liability insurance for physicians and healthcare professionals. Medical Mutual also owns subsidiaries including an asset management company; a property/casualty insurance holding company that specializes in developing professional liability alternative risk programs for physicians and healthcare professionals; and a full-line insurance agency that brokers life, health, dental and disability insurance primarily to healthcare professionals.

From 1978 through 1994, Mr. Jenkins was employed with Ernst & Young LLP, including as a partner from 1987 until 1994. During his career at Ernst & Young, Mr. Jenkins was responsible for the direction of professional service teams that provided audit and consulting services to major clients of Ernst & Young, he led the Carolinas Insurance Practice and he was responsible for that firm’s recruiting effort at major universities in North Carolina. In addition, he lectured at numerous seminars and participated on a variety of committees at Ernst & Young. Mr. Jenkins obtained his license as a certified public accountant in 1980 (license currently inactive) and is a member of the American Institute of CPAs (AICPA). He serves on several private boards of directors of health care, insurance and educational entities.

Mr. Jenkins brings to our Board valuable experience as a business leader and manager with a focus in the health care and insurance industries, as well as important expertise in financial and accounting matters. Our Board of Directors believes Mr. Jenkins’ skills, experiences and expertise, as well as his prior service on our Board, especially his understanding of technology and growth companies and strategic planning, qualify him to continue to serve on and provide valuable contributions to our Board.

Class III - Term Expires in 2018

W. Kent Geer, 61, has served on our Board of Directors since June 2012, including as our Chairman of the Board since June 2013. Mr. Geer also serves as the Chairman of the Nominating and Corporate Governance Committee and as a member of the other Board committees. Mr. Geer served in the audit practice of Ernst & Young LLP from 1977 until 2011, including as a partner since 1989. During his career at Ernst & Young, he served as lead audit partner for a large number of public and private companies in different industries including telecommunications, software, biotechnology, semi-conductors, distribution and various other product and service companies. He served as audit practice leader for the Ernst & Young Entrepreneurial Services Group in Raleigh, North Carolina, the market team leader for the technology industry practice of the Carolinas area, and the partner in charge for the Carolinas’ Ernst & Young Entrepreneur of the Year program. Mr. Geer also serves on the advisory board of a privately-held media company and the board of governors of a non-profit educational institution. In January 2015, Mr. Geer joined the board of directors of a privately-held drug discovery company located in the Research Triangle Park, North Carolina.

Mr. Geer brings to our Board 38 years of expertise and experience as an advisor to many public and private company boards, board committees and management teams in a diversity of industries as well as serving as an advisor to businesses on large transactions including a variety of financing and capital raising transactions as well as merger and acquisition transactions. He holds extensive expertise in the fields of accounting, auditing and financial matters, and he has a broad range of experience in corporate development and organizational acumen. Our Board of Directors believes Mr. Geer’s skills, experiences and expertise, especially his diverse experience working with other public company boards and management teams and his expertise in accounting and audit matters, as well as his prior service on our Board, make him well qualified to serve on our Board.

Thomas J. Madden III, 68, has served on our Board of Directors since December 2008, including as our Vice Chair since June 2013. Mr. Madden also serves as the Chairman of the Compensation Committee and as a member of the other Board committees. In 1991, he joined ScottMadden, Inc., a consulting firm dedicated to the utility and shared services industry, where he served as its Chief Executive Officer until 1998 and as its Chairman from 2000 until 2003, and where he has served on its Board of Directors since 1991 and was Of Counsel from 2003 until 2012. Mr. Madden also served as a member of the Advisory Board of A.P. Services, Inc., an international supplier of mechanical packing, gaskets and seals, from December 2010 until July 2012. He has also served as a member of the Board of Advisors to the College of Global Studies of Arcadia University. From 1978 until 1991, Mr. Madden was a consultant with Theodore Barry & Associates, a consulting firm dedicated to serving the utility and energy industry, holding various executive positions including Chief Executive Officer. From 1974 until 1978, he was employed by Jersey Central Power & Light, a gas and electric utility, where he became head of the nuclear licensing group. From 1970 until 1974, he was a member of the technical staff of Bell Telephone Laboratories, modeling nuclear weapons effects for the development of the American anti-ballistic missile defense system.

Mr. Madden brings to our Board over 40 years of experience as a leader with strong business experience, a manager and an advisor of management consulting firms in the electric, gas and shared service industries along with extensive knowledge and understanding of our industry and sophisticated expertise in the energy field. Our Board of Directors believes Mr. Madden’s skills, experience and expertise as a business leader and as an expert in the field of energy, as well as his prior service on our Board, provide him with strong qualifications to serve on our Board.

OFFICERS

The officers of PowerSecure were set forth in Item 1 of Part I of the Original Form 10-K.

CORPORATE GOVERNANCE

We believe that strong corporate governance principles and practices provide an important framework to ensure that our company is managed on a sound basis for the long-term benefit of our stockholders. Our Board of Directors periodically reviews its corporate governance policies and practices in light of changes and developments in laws and regulations, including the rules and regulations of the Securities and Exchange Commission, the listing standards of the New York Stock Exchange and evolving best practices in corporate governance.

Corporate Governance Guidelines

Our Board of Directors has adopted a set of Corporate Governance Guidelines, which are intended to formalize the corporate governance policies and practices to which we adhere through our Board of Directors and its committees. Our Board reviews our Corporate Governance Guidelines at least annually, revising and updating them from time to time as it deems appropriate based on recommendations of our Nominating and Corporate Governance Committee. Our Corporate Governance Guidelines are available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

Majority Voting Standard

We have adopted a majority voting standard in uncontested elections of directors. In an uncontested election, each director is elected by a majority of the votes cast with respect to such director. A majority of the votes cast means that the number of votes cast “FOR” a director nominee must exceed the number of votes cast “AGAINST” that director nominee. Any incumbent director who is a nominee for re-election and does not receive a majority of the votes cast with respect to that director’s election is required to promptly tender such director’s resignation to the Board of Directors, and that resignation is conditioned upon it being accepted by the Board. The Board, after taking into consideration the recommendation of the Nominating and Corporate Governance Committee, will determine whether or not to accept the director’s resignation. A nominee who is an incumbent director and does not receive a majority of the votes cast will nevertheless continue to serve as a director until and unless our Board of Directors accepts such resignation. In a contested election, where the number of nominees exceeds the number of directors to be elected, the directors will be elected by a plurality of the votes cast.

Meetings of the Board of Directors

Our Board of Directors meets regularly throughout the year and holds special meetings whenever circumstances require. The Board of Directors held a total of 13 meetings during 2015. During 2015, each director attended 100% of the total number of meetings of the Board and of the committees of the Board on which such director served, and our directors in the aggregate attended 100% of the total number of meetings of the Board and committees on which they served.

Board Leadership Structure

Our Corporate Governance Guidelines provide, as our Board of Directors has determined, that at the present time it is in the best interests of our company and our stockholders to keep the offices of the Chairman of the Board and Chief Executive Officer separate in recognition of the differences between their roles. The Board determined that this structure is optimal for us under our current circumstances because it allows Sidney Hinton, our Chief Executive Officer and the only member of the Board who is not an independent director, to devote his full attention and energy to setting and executing the strategic plan for our company and to providing day-to-day management and leadership of our company and our business and affairs, while allowing our independent Chairman to lead the Board, direct Board meetings and facilitate other Board activities and the flow of information between management and directors. Since June 2013, W. Kent Geer has served as our non-executive Chairman of the Board and Thomas J. Madden III has served as our Vice Chairman.

We believe that this leadership structure enhances the accountability of the Chief Executive Officer to the Board, strengthens the Board’s independence from management and provides the appropriate leadership to help ensure effective risk oversight by the Board. In addition, since our Chairman of the Board is an independent director, the Board does not believe it needs a separate “lead independent director” because our independent Chairman performs that function.

The offices of Chairman of the Board and Chief Executive Officer have been held by separate persons since 2007. However, the Board of Directors recognizes, and our Corporate Governance Guidelines acknowledge, that circumstances may change over time. Accordingly, the Board of Directors has not adopted a formal policy requiring us to separate the roles of Chairman of the Board and Chief Executive Officer but rather believes it is important to retain its flexibility to allocate the responsibilities of the offices of the Chairman of the Board and the Chief Executive Officer from time to time in a manner that is in the best interests of our company and our stockholders based upon then prevailing circumstances. Our Board conducts an annual evaluation to determine whether it and its committees are functioning effectively. As part of this annual-self-evaluation, our Board evaluates whether our leadership structure continues to be appropriate for our company and our stockholders. We believe our current leadership structure is serving the best interests of our company and our stockholders.

Committees of the Board of Directors

Our Board of Directors has established a standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee. The membership of each committee and its functions, duties and responsibilities are discussed below. Each committee meets regularly and operates under a written charter that has been adopted by our Board, which periodically reviews these committee charters and amends them as it deems appropriate. These committee charters are available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.” Each member of each Board committee is an independent director.

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2015, the members of the Audit Committee were Kevin P. Collins (chairman), W. Kent Geer, Thomas J. Madden III and A. Dale Jenkins, and such persons continue to serve as members of the Audit Committee as of the date of this Amendment. The Board of Directors has determined that each member of the Audit Committee is independent under our Standards of Director Independence, under the current listing standards of the New York Stock Exchange applicable to members of an audit committee, and under Rule 10A-3 under the Exchange Act. The Board of Directors has also determined that each member of the Audit Committee is financially literate, as required by the listing standards of the New York Stock Exchange, and that Mr. Collins, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Exchange Act. The Audit Committee met 11 times during 2015.

The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight and monitoring responsibilities relating to:

•	the quality and integrity of our financial statements;

•	our system of internal control over financial reporting and disclosure controls and procedures;

•	the quality and integrity of our auditing, accounting and financial reporting processes generally;

•	the audits of our annual financial statements and the appointment, compensation, qualifications, independence and performance of our independent registered public accounting firm;

•	the monitoring and performance of the internal audit function; and

•	our compliance with legal and regulatory requirements.

The Audit Committee’s duties and responsibilities include:

•	reviewing and discussing with management, the internal auditor and our independent registered public accounting firm our annual audited and quarterly unaudited consolidated financial statements;

•	determining whether to recommend to the Board of Directors that our annual consolidated financial statements be included in our Annual Report on Form 10-K;

•	reviewing with management any earnings announcements or guidance forecasts and other announcements regarding our historical or projected results of operations;

•	selecting, appointing and, when appropriate, terminating our independent registered public accounting firm;

•	reviewing and pre-approving the nature, scope and fee arrangements of the annual audit and non-audit services of our independent registered public accounting firm;

•	reviewing the qualifications, performance and independence of our independent registered public accounting firm;

•	reviewing the scope and the results of the annual audit of our consolidated financial statements by our independent registered public accounting firm;

•	overseeing the internal audit function, including the appointment, performance and, where appropriate, termination of the internal auditor;

•	reviewing and discussing with management, the internal auditor and our independent registered public accounting firm our accounting and financial reporting practices and procedures and the design, implementation, adequacy and effectiveness of our system of internal controls;

•	preparing the annual Audit Committee report required by the rules of the SEC to be included in our proxy statement for our annual meetings of stockholders;

•	reviewing any transaction that involves a potential conflict of interest or a related person;

•	adopting and overseeing procedures for the receipt, retention and treatment of employee concerns and complaints regarding accounting, internal controls or auditing matters; and

•	providing other assistance to the Board of Directors, as requested, with respect to our financial, accounting and reporting practices.

The Audit Committee performs its functions and responsibilities under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter, as amended and restated by the Board of Directors on March 2, 2015, is available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

Compensation Committee

During 2015, the members of the Compensation Committee were Thomas J. Madden III (Chairman), W. Kent Geer, Kevin P. Collins and A. Dale Jenkins, and such persons continue to serve as members of the Compensation Committee as of the date of this Amendment. The Board of Directors has determined that each member of the Compensation Committee is independent under our Standards of Director Independence and under the current listing standards of the New York Stock Exchange. In addition, each member of the Compensation Committee meets the definition of a “non-employee director” under Section 16b-3 of the Exchange Act, and of an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Compensation Committee met six times during 2015.

The primary purposes of the Compensation Committee are to review and approve the compensation of our executive officers and to oversee our compensation plans and policies generally. The Compensation Committee’s duties and responsibilities include:

•	establishing, reviewing and approving our general compensation philosophy and strategy;

•	reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, including our Chief Executive Officer, and evaluating their performance in light of those corporate goals and objectives, and determining and approving their compensation based on that evaluation;

•	overseeing, evaluating and, as directed by the Board, administering and recommending changes to our incentive compensation and equity-based compensation plans, policies and programs;

•	approving employment agreements, severance agreements, change in control agreements and other compensation agreements and arrangements for our executive officers;

•	reviewing and approving the compensation of directors;

•	evaluating and assessing any risks and excessive risk-taking activities encouraged by our compensation programs and policies;

•	reviewing the results of the advisory vote by stockholders on the compensation of our named executive officers;

•	reviewing, modifying and making recommendations with respect to, and monitoring compliance with, our stock ownership guidelines;

•	reviewing and discussing with management the annual Compensation Discussion and Analysis disclosure regarding named executive officer compensation and, based on its review and discussion, recommending whether we include it in our proxy statement for our annual meeting of stockholders; and

•	preparing the annual Compensation Committee report required by the rules of the SEC to be included in our proxy statement for our annual meeting of stockholders.

The Compensation Committee does not generally exercise its power to delegate its authority to subcommittees and officers, other than its annual practice of delegating to the Chief Executive Officer the authority to grant a limited number of equity awards to non-executive employees under conditions prescribed by the Compensation Committee. The Compensation Committee has the authority under its charter to retain, approve fees for and terminate independent experts, consultants and advisors as it deems necessary to assist in the fulfillment of its responsibilities.

Since 2007, the Compensation Committee has engaged the services of an independent compensation consultant, Frederic W. Cook & Co. (“Cook & Co.”), to advise the Compensation Committee on executive compensation matters and to assist the Compensation Committee in reviewing and designing the compensation program and policies for our named executive officers and for our non-employee directors. The Compensation Committee typically invites Cook & Co. to attend meetings where compensation actions are to be discussed and Cook & Co.’s advice and analysis is expected to be sought. Cook & Co. provides the Compensation Committee with advice and reviews management recommendations on executive compensation as appropriate and as requested by the Compensation Committee. Cook & Co. from time to time communicates with the Compensation Committee’s Chairman outside of Compensation Committee meetings.

The Compensation Committee has assessed the independence of Cook & Co. pursuant to SEC rules and concluded that Cook & Co. is independent from management and has no conflict of interest that would prevent Cook & Co. from independently representing the Compensation Committee. In making this assessment, the Compensation Committee took into consideration all factors it deemed relevant to the independence of Cook & Co., including the following factors: (i) Cook & Co. reports directly to the Compensation Committee and not to management; (ii) the Compensation Committee has the sole power to select, compensate and terminate Cook &

Co. (and any other compensation consultant); (iii) Cook & Co. does not provide any other services to us or to our management or affiliates; (iv) the aggregate fees paid by us to Cook & Co., as a percentage of the total revenue of Cook & Co.; (v) Cook & Co.’s policies and procedures that are designed to prevent conflicts of interest; (vi) Cook & Co. has no business or personal relationships with any member of the Compensation Committee or any executive officer; and (vii) no member of the PowerSecure consulting team of Cook & Co. owns any of our shares.

While the Compensation Committee gives significant weight to the recommendations of our Chief Executive Officer and of Cook & Co., the Compensation Committee is responsible for making the final decisions on executive compensation matters and exercises its discretion and authority in approving, modifying or rejecting these recommendations. Additional information regarding the Compensation Committee’s processes and procedures for considering and determining executive officer compensation are contained in the Compensation Discussion and Analysis included below under “Executive Compensation.”

The Compensation Committee performs its functions and responsibilities under a written charter adopted by the Board of Directors. A copy of the Compensation Committee Charter, as amended and restated by the Board of Directors on February 26, 2014, is available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

Nominating and Corporate Governance Committee

During 2015, the members of the Nominating and Corporate Governance Committee were W. Kent Geer (Chairman), Kevin P. Collins, Thomas J. Madden III and A. Dale Jenkins, and such persons continue to serve as members of the Nominating and Corporate Governance Committee as of the date of this Amendment. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under our Standards of Director Independence and under the current listing standards of the New York Stock Exchange. The Nominating and Corporate Governance Committee met five times during 2015.

The primary purposes of the Nominating and Corporate Governance Committee are to:

•	identify individuals qualified to become members of the Board of Directors, consistent with the criteria approved by the Board;

•	recommend to the Board individuals qualified to serve on the Board of Directors and its committees;

•	advise the Board of Directors with respect to its size, composition, procedures, governance and committees;

•	develop, recommend to the Board of Directors, and annually review and assess, our Corporate Governance Guidelines and other corporate governance principles and policies; and

•	oversee the annual evaluation of the Board and its committees.

Other specific duties and responsibilities of the Nominating and Corporate Governance Committee include:

•	developing and applying qualification criteria for Board membership;

•	identifying, recommending to the Board, and reviewing director nominees;

•	establishing, and overseeing, a policy for considering nominees for director and evaluating and recommending candidates for election to the Board, including nominees recommended by stockholders;

•	reviewing, and recommending to our Board of Directors, independence determinations with respect to the directors;

•	reviewing the size and composition of the Board;

•	monitoring, and recommending to the Board, Board committee functions;

•	recommending Board committee assignments;

•	overseeing our Board’s performance and self-evaluation process;

•	annually assessing our Corporate Governance Guidelines, and recommending changes thereto;

•	assisting the Board of Directors in management succession planning;

•	overseeing risks and exposures associated with director nominations and qualifications, corporate governance and overall Board effectiveness; and

•	reviewing governance-related stockholder proposals and recommending Board responses.

The Nominating and Corporate Governance Committee performs its functions and responsibilities under a written charter adopted by the Board of Directors. A copy of the Nominating and Corporate Governance Committee Charter, as amended and restated by the Board of Directors on April 14, 2014, is available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

Risk Committee

The Board of Directors has established a Risk Committee. During 2015, the members of the Risk Committee were A. Dale Jenkins (Chairman), W. Kent Geer, Thomas J. Madden III and Kevin P. Collins, and such persons continue to serve as members of the Risk Committee as of the date of this Amendment. The Board of Directors has determined that each member of the Risk Committee is independent under our Standards of Director Independence and under the current listing standards of the New York Stock Exchange. During 2015, the Risk Committee met three times formally while also informally overseeing risk discussions at the meetings of the Board of Directors and its other committees.

The principal duties of the Risk Committee are:

•	assessing, and providing oversight to management regarding the identification and evaluation of, major financial, business, strategic, operational, contractual, regulatory, information and external risks inherent in our business and operations and the control processes with respect to such risks;

•	overseeing our risk management, compliance and control activities;

•	overseeing the integrity of our systems of operational controls regarding legal and regulatory compliance; and

•	overseeing our compliance with legal and regulatory requirements, including, without limitation, with respect to the conduct of our business.

The Risk Committee performs its functions and responsibilities under a written charter adopted by the Board of Directors. A copy of the Risk Committee Charter, as adopted by the Board of Directors on March 4, 2010, is available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

Executive Sessions

Executive sessions of independent directors, without any management director or any other member of management being present, are held at least twice a year, and more often if the independent directors deem necessary or appropriate. The sessions are scheduled and chaired by our non-executive Chairman of the Board, and typically held in conjunction with Board meetings. Any independent director can request that additional executive sessions be held.

Director Attendance at Annual Meetings of Stockholders

The Board of Directors expects all directors to attend each Annual Meeting of Stockholders, except where the failure to attend is due to unavoidable or unforeseeable circumstances. All members of the Board of Directors attended the 2015 Annual Meeting of Stockholders.

Nominations of Directors

Identifying and Evaluating Nominees for Director

The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating nominees for director. The Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the Board of Directors, the needs of the Board and the respective committees of the Board, and the qualifications of potential candidates in light of those needs.

In selecting candidates for nomination at an annual meeting of stockholders, the Nominating and Corporate Governance Committee begins by determining whether the incumbent directors whose terms expire at that meeting desire and are qualified to continue their service on the Board of Directors. The Nominating and Corporate Governance Committee believes that the continuing service of qualified incumbents promotes stability and continuity in the boardroom, giving us the benefit of the familiarity and insight into our affairs that our directors have accumulated during their tenure, while contributing to the Board’s ability to work as a collective body. Accordingly, it is the policy of the Nominating and Corporate Governance Committee, absent special circumstances, to nominate qualified incumbent directors who continue to satisfy the criteria for membership on the Board, and who the Nominating and Corporate Governance Committee believes will continue to make important contributions to the Board.

If there are Board positions for which the Nominating and Corporate Governance Committee will not be re-nominating a qualified incumbent, the Nominating and Corporate Governance Committee will consider recommendations for director nominees from a wide variety of sources, including Board members, management, business contacts, professional search firms, stockholders and other appropriate sources. In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board of Directors and to address the criteria for membership set forth below under “—Qualifications of Nominees for Director.” Candidates recommended by the Nominating and Corporate Governance Committee are subject to approval by the Board of Directors.

Qualifications of Nominees for Director

The Nominating and Corporate Governance Committee is responsible for reviewing with the Board of Directors the requisite qualifications and skills of new director candidates in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. While the Nominating and Corporate Governance Committee has not established specific requirements or policies regarding age, education, years of experience, diversity or specific types of skills for potential candidates, it has established certain criteria and qualifications that candidates for membership on the Board of Directors should possess. However, the Nominating and Corporate Governance Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. Except in limited and exceptional circumstances, each candidate to serve on the Board of Directors should have the following qualifications:

•	A reputation for high personal and professional integrity, strong moral character and adherence to our high ethical standards and values.

•	The absence of any conflict of interest (whether due to a business or personal relationship) or legal impediment to, or restriction on, the candidate serving as a director, and no other interests that would materially impair the candidate’s ability to (i) exercise independent judgment, or (ii) otherwise discharge the fiduciary duties owed as a director to us and our stockholders.

•	Holds or has held a recognized position of leadership in the candidate’s community or the candidate’s field of endeavor, and has demonstrated high levels of achievement in the candidate’s community or field.

•	Business acumen and experience, inquisitiveness, strong analytical skills and the ability to exercise sound business judgment and common sense in matters that relate to our current and long-term objectives.

•	A general level of expertise and experience in our business areas.

•	The ability to read and understand basic financial statements and other financial information pertaining to us.

•	A commitment to understanding our company and our business, industry and strategic objectives.

•	The availability and a commitment to devote adequate time to the Board and its committees and the ability to generally fulfill all responsibilities as a member of our Board of Directors, including to regularly attend and participate in meetings of the Board, Board committees and stockholders, in light of the number of other company boards on which the candidate serves and the candidate’s other personal and professional commitments.

•	The willingness and ability to represent fairly and to act in the interests of all of our stockholders rather than the interests of any particular stockholder, special interest group or other constituency.

•	For prospective non-employee directors, independence under SEC and applicable stock exchange rules and regulations.

•	The willingness to accept the nomination to serve as a member of our Board of Directors.

The Nominating and Corporate Governance Committee will also consider the following additional factors in connection with its evaluation of each prospective nominee:

•	Whether the prospective nominee will foster a diversity of skills, experiences and backgrounds on the Board.

•	Whether the prospective nominee possesses the requisite education, training and experience to qualify as “financially literate” or as an “audit committee financial expert” under applicable SEC and stock exchange rules.

•	For incumbent directors standing for re-election, the incumbent director’s performance during his term, including the number of meetings attended, the level of participation, and overall contribution to the Board.

•	The composition of the Board and whether the prospective nominee will add to or complement the Board’s existing strengths.

From time to time the Nominating and Corporate Governance Committee may identify certain other skills or attributes as being particularly desirable to help meet specific Board needs that have arisen. While neither our Board nor the Nominating and Corporate Governance Committee has adopted a specific or formal policy on diversity with respect to directors, they share a commitment to an inclusive culture, endorse equal opportunity principles and practices and seek nominees with a broad diversity of experience, professions, skills, geographic representation and backgrounds. We believe that the backgrounds and qualifications of the members of the Board, considered as a group, should provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The Nominating and Corporate Governance Committee is committed to nondiscrimination on the basis of gender, race, religion, national origin, sexual orientation, disability or any other basis proscribed by law in selecting nominees.

Recommendations and Nominations by Stockholders

The policy of the Nominating and Corporate Governance Committee is to consider properly submitted written nominations from stockholders for nominees for director. In general, persons properly recommended by stockholders as nominees for director are evaluated on the same basis as candidates recommended by other sources. Any stockholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate and us, personal references, a statement of recommendation of the candidate from the stockholder, a description of the shares beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the Board and a written indication to provide such other information as the Nominating and Corporate Governance Committee may reasonably request.

In addition, our by-laws permit stockholders to nominate directors for consideration at an annual meeting of stockholders. Any such nominations made by stockholders must be submitted in compliance with the requirements for stockholder nominations set forth in our by-laws, which requirements are summarized in our annual meeting proxy statements. Nominations by stockholders for director candidates must fully comply with the requirements for stockholder nominations in our by-laws, including our timely receipt of proper notice from the proposing stockholder, and must be addressed to:

PowerSecure International, Inc.

1609 Heritage Commerce Court

Wake Forest, North Carolina 27587

Attention: Chief Financial Officer

A copy of the relevant provisions of our by-laws regarding the requirements for nominating director candidates may be obtained by a stockholder, without charge, upon written request to our secretary at the address above.

Role of the Board in Risk Oversight

Risk is inherent in every business. We face a number of risks, including operational, financial, legal, regulatory, safety, strategic and reputational risks. While management is responsible for the day-to-day management of the risks we face, the role of our Board of Directors is to engage in the oversight of risk management and encourage management to promote a culture that actively manages risks as a part of our corporate strategy and operations. In fulfilling its risk oversight responsibility, our Board utilizes the assistance of Board committees in certain areas of risk, led by the Risk Committee. The Board’s role in the risk oversight process includes receiving regular reports from members of senior management and from Board committees on areas of material risk to us, which enables the Board of Directors to understand our risk identification, assessment and management and our risk mitigation strategies.

Each Board committee considers risk within its areas of responsibilities and keeps the Board regularly informed through committee reports about such risks. The Risk Committee is primarily charged with and responsible for overseeing generally this risk oversight process on behalf of the Board, periodically discussing our policies with respect to risk identification, assessment and management as well as risk mitigation strategies, and regularly reporting to the full Board on its risk oversight process. The Audit Committee assists the Board with respect to risk management primarily in the areas of accounting, financial reporting, internal controls and compliance with legal and regulatory requirements. The Compensation Committee assists the Board primarily with respect to the management of risks related to our compensation programs, policies and practices. The Nominating and Corporate Governance Committee assists the Board primarily with respect to the management of risks associated with Board organization, membership and structure and with corporate governance. This allocation of risk oversight responsibilities enables the Board of Directors and its committees to coordinate the risk oversight role. The Risk Committee and the full Board consider our risk profile and focus on the most significant risk factors facing us with the goal of ensuring that all material risks are identified and appropriate risk mitigation measures are implemented.

We believe that the Board’s leadership structure, as discussed above, is consistent with the roles of the Board and the Board committees in risk oversight. The Board has found that its current structure, with the separation of the roles of the Chairman of the Board and the Chief Executive Officer, supports the Board’s risk oversight activities, because the Chief Executive Officer and other members of senior management have responsibility for the management of risk and our Board, led by our Chairman, provides oversight of that risk management, and because various aspects of risk oversight are allocated among the committees of the Board within their areas of responsibility.

Codes of Ethics

We have adopted two codes of ethics, each designed to encourage our directors, officers and employees to act with the highest level of integrity. These codes are available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

We have adopted the PowerSecure International, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers, which is a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior finance organization employees. The purpose of this Code of Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner.

We have also adopted the PowerSecure International, Inc. Code of Business Conduct and Ethics, which is a code of conduct that applies to all of our directors, officers and employees. Under the Code of Business Conduct and Ethics, each officer, director and employee is required to maintain a commitment to high standards of business conduct and ethics. The Code of Business Conduct and Ethics covers many areas of professional conduct, including conflicts of interest, protection of confidential information, and strict adherence to laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics.

If we make any amendment to, or grant any waiver from a provision of, either code of conduct with respect to any director, executive officer or senior financial officer, we will disclose the nature of such amendment or waiver on our website, in a Current Report on Form 8-K or both. We also have adopted procedures to receive, retain and treat complaints regarding accounting practices, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees, customers, suppliers, stockholders and other interested persons of concerns regarding those matters.

Access to Management and Outside Advisors

Our directors have full and unrestricted access to our management and employees. Additionally, from time to time key members of management attend meetings of the Board of Directors to present information about the results, plans and operations of the business within their areas of responsibility. Our Board of Directors and its committees have the right to retain outside advisors and consultants of their choosing at our expense, without the consent or approval of management.

Board and Committee Effectiveness

We believe it is important that the Board of Directors and all of its committees are performing effectively and in the best interests of our company and our stockholders. Our Board of Directors, led by the Chairman of the Board, and each Board committee performs an annual self-assessment to evaluate its effectiveness in fulfilling its obligations.

Stock Ownership Guidelines

Our Board of Directors has adopted stock ownership guidelines for our directors, officers and certain key employees. These stock ownership guidelines are discussed below in this report under “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines.” We believe these guidelines are consistent with our culture, which encourages a spirit and responsibility of ownership, including through the ownership of an equity interest in our company, and help enhance the alignment of the interests of our directors, officers and key employees with our stockholders.

Communications with the Board of Directors

While the Board believes that management speaks for our company, any stockholder who wishes to communicate directly with the Board of Directors, any committee of the Board or any individual director may do so by directing a written request addressed to such director or directors as follows:

PowerSecure International, Inc.

1609 Heritage Commerce Court

Wake Forest, North Carolina 27587

Attention: Chief Financial Officer

Communications directed to members of the Board will be forwarded to the intended Board members, unless such communications are deemed advertisements or promotional, clearly unrelated to our business or to Board or committee matters, or unduly hostile, threatening, illegal or otherwise unnecessary or inappropriate to forward.

Availability of Corporate Governance Documents

Our Corporate Governance Guidelines, Board committee charters and codes of ethics are available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.” In addition, we will provide a copy of any of these corporate governance documents without charge upon written request addressed to us at our principal executive offices as set forth above under “-Communications with the Board of Directors.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and beneficial owners of more than 10% of our outstanding common stock, to file with the SEC initial reports regarding their ownership and changes in ownership of our securities, and to furnish us with copies of all such Section 16(a) reports that they file. We believe that, during fiscal 2015, all reports required by Section 16(a) to be filed by such persons were timely filed. In making this statement, we have relied upon a review of the copies of the Section 16(a) reports furnished to us and the written representations of our directors and executive officers.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the executive compensation program for our named executive officers, who for 2015 were the following:

•	Sidney Hinton, our President and Chief Executive Officer;

•	Christopher T. Hutter, our Executive Vice President and Chief Operating Officer;

•	Eric Dupont, our Executive Vice President and Chief Financial Officer; and

•	Gary J. Zuiderveen, our Vice President of Financial Reporting, Controller and Principal Accounting Officer.

In this “Executive Compensation” section, when we refer to our executives, our officers or our executive officers we mean these four named executive officers, unless the context otherwise provides or requires.

In order to present our executive compensation program in a simple and understandable manner, this Compensation Discussion and Analysis is organized into the following sections:

•	Section 1. Executive Summary

•	Section 2. Compensation Committee Processes and Procedures

•	Section 3. Executive Compensation Components and Design

•	Section 4. Compensation Policies and Other Compensation Information

•	Section 5. Compensation Risk Management

Section 1.     Executive Summary

Objectives and Philosophy of our Executive Compensation Program

We operate in a robust and challenging industry heavily dependent upon the ability to attract, retain and maximize the abilities of top managerial talent, so appropriate and effective compensation is critical. We have developed an effective compensation program that entices outstanding talent to join our company, encourages professional growth in our officers and employees, motivates and rewards outstanding individual and corporate performance and creates a path towards corporate excellence. Our executive compensation program is designed to accomplish the following objectives:

•	to attract and retain highly talented and productive executive officers;

•	to provide incentives and rewards for our executive officers to be strong leaders and managers, to utilize their entrepreneurial spirit, to perform at a superior level and to achieve important financial and strategic goals;

•	to align the interests of our executive officers with the interests of our stockholders; and

•	to drive corporate performance and enhance shareholder value through a strong “pay-for-performance” culture on a risk-appropriate basis based on solid corporate governance principles.

To achieve these objectives, our executive compensation program consists of four primary components:

•	base salary;

•	short-term incentive compensation in the form of annual cash incentive awards;

•	long-term incentive compensation in the form of equity grants such as stock options, restricted stock, restricted stock units, performance shares and performance units; and

•	perquisites and general benefit programs.

Our executive compensation program is administered by our Compensation Committee, which utilizes the recommendations of management and the advice of its independent compensation consultant.

At the core of our executive compensation program is our “pay-for-performance” philosophy that ties a significant portion of the compensation of our executives to performance through the achievement of both specific corporate financial and strategic goals, such as growth and profitability, as well as individual performance goals that are designed and intended to drive the creation of stockholder value. We accomplish this through our annual cash incentive plan and equity grants. We believe in paying for performance, and we also believe that pay should be at risk when performance goals are not achieved.

We also seek to closely align the interests of our named executive officers with the interests of our stockholders, by granting equity awards that include long-term vesting periods, maintaining stock ownership guidelines with minimum stock ownership requirements for our executives, having a significant portion of our Chief Executive Officer’s incentive compensation payable in equity rather than cash, and using compensation plan goals that are tied to company financial metrics very closely followed by investors.

In addition, our compensation program is designed to mitigate risks relating to our business. We designed our program to accomplish this by balancing short and long-term incentives, having rigorous independent Compensation Committee oversight of our executive compensation programs with the advice of its independent compensation adviser, placing reasonable limits on incentive compensation payouts, having a clawback policy allowing us to recoup compensation under certain circumstances and other means described below. Our compensation program is also based on solid corporate governance principles and a strict set of internal controls.

The Compensation Committee regularly reviews the compensation program for our named executive officers to ensure that it achieves the desired goals of incentivizing performance and aligning our executives’ interests with our stockholders’ interests. This includes establishing performance targets and individual performance goals based on our strategic plans and financial goals, with payout levels and award types that are geared towards those plans and goals within a reasonable risk-reward framework.

Compensation Approach in Practice

We believe that our executive compensation program is strongly aligned with the interests of our stockholders, exhibits sound corporate governance principles and supports our pay-for-performance philosophy on a risk-appropriate and balanced basis, as evidenced by the following:

•	Our executive compensation program is comprised of a variety of fixed and performance-based pay elements, including base salary, annual cash bonuses and incentive awards and equity awards, tied to the achievement of key corporate financial and individual goals, and intended to both reward and incentivize performance and increase stockholder value within a balanced and competitive framework.

•	A significant portion of our total executive compensation is provided in the form of performance-based, “at-risk” compensation, with appropriate upside potential for strong performance, as well as meaningful downside exposure for underperformance.

•	We have an executive compensation recoupment or clawback policy that allows us to recover incentive compensation awarded to our named executive officers if it was based on financial results that were subsequently determined to be inaccurate.

•	In 2014, as a result of an analysis undertaken by the Compensation Committee regarding current compensation trends, input from our compensation consultant and shareholder input, we modified the design of the incentive compensation program for our Chief Executive Officer so that it is now mostly equity-based rather than cash-based, further strengthening the alignment of his incentives with the long-term interests of our stockholders, with annual equity incentives including performance units with multi-year performance goals and restricted stock awards with long-term vesting.

•	Our executive compensation decisions take into account the dynamic financial and business markets in which we operate, and take into account our corporate and financial goals and strategies and our emphasis on long-term performance goals, especially growth and profitability.

•	We have stock ownership guidelines requiring our named executive officers, as well as our directors and other key management employees, to maintain meaningful levels of stock ownership and which require such persons (after a phase-in period for new officers and directors) to hold all company equity awards on a net basis until they meet the required minimum holding periods.

•	We maintain an insider trading policy that, among other things, prohibits our named executive officers and our directors from engaging in hedging transactions and from pledging the shares of our company that they own as collateral for loans or holding them in margin accounts except in limited situations after approval by our Board.

•	We do not provide any excise tax or other tax gross-ups for any compensation payable to our named executive officers.

•	The Compensation Committee receives the advice and consultation of an independent compensation consultant that has no relationship with management, receives no other fees from us and has no other relationship creating a conflict of interest.

•	The Compensation Committee’s independent compensation consultant conducts an annual compensation risk assessment to confirm that our compensation programs and practices do not motivate behaviors that are likely to have a material adverse effect on the Company.

•	In addition to holding annual say-on-pay votes, which allow our stockholders to express their support for executive compensation on an annual basis, we continually reach out to our stockholders so they can express their views on executive compensation informally.

•	We have a long-standing commitment to strong corporate governance principles and director independence, as demonstrated by a Board of Directors (other than our Chief Executive Officer) and a Compensation Committee comprised entirely of independent directors, and as further demonstrated by our company leadership structure with an independent Chairman of the Board separate from our Chief Executive Officer.

Compensation Program Highlights in 2015

Overview. In 2015, based upon the Compensation Committee’s evaluation of our executive compensation program taking into account our overall company objectives, best practices, stockholder feedback, and the results of the stockholder “say-on-pay” vote in June 2014, the Compensation Committee continued with its performance-based executive compensation program, with a high focus on profitability, a continued goal of revenue growth as well as ongoing emphasis on individual performance that contributes to overall company performance and success. Under this executive compensation program, as discussed below, our company performed extremely well, with record revenues and a return to profitability.

Our 2015 Business and Financial Results. In 2015, our executive officers successfully led and executed our business strategy and financial plan of substantially growing our business, expanding our products, services, markets and operations and improving our financial results. As intended by our executive compensation incentives, our executive officers delivered strong financial results and led several key financial and business achievements. We believe that these achievements, along with general market conditions, led to a significant increase in stockholder value over the course of the year.

In 2015, we experienced record revenues due to strong growth, along with a return to profitability, ending the year with a strong backlog of future revenues. Our revenues in 2015 were $443.7 million, a 73% increase over our revenues in 2014. In addition, our operations were once again profitable in 2015, with EPS of $0.26, including a $0.03 per share charge in the fourth quarter 2015 related to a restructuring intended to improve efficiency, operating margins and earnings in future years, after the loss we suffered in 2014. Moreover, our executives worked hard to drive operational excellence in all our business segments. The culmination of these successful business and financial results was the Agreement and Plan of Merger we entered into with Southern Company on February 24, 2016, pursuant to which, at the effective time of the Merger, subject to certain closing conditions, our common stock will be converted into the Merger Consideration of the right to receive $18.75 per share in cash, a premium of 90% over the last sale price of our common stock reported by the New York Stock Exchange prior to the announcement of the merger.

Additional highlights of our business and financial results and operations in 2015, led by our executive officers, included the following:

•	Revenues in each of our reportable segments, Distributed Generation, Solar Energy, Utility Infrastructure and Energy Efficiency, had demonstrated growth, led by a 315% increase in our Solar Energy revenues and a 90% increase in our Distributed Generation revenues.

•	Our backlog of future revenue expected to be recognized after December 31, 2015, as reported on March 14, 2016, reached $360 million, including a record level of $294 million in non-solar backlog compared to $232 million in non-solar backlog at the same time the prior year.

•	We expanded our credit facility by increasing the revolving line of credit to $40 million from $20 million and also extended the maturity date of the entire credit facility to June 30, 2020 from November 12, 2016.

•	We made a key acquisition and took additional actions that expanded and diversified our customer base, our product and service offerings and our markets.

•	We restructured our operations to position our business segments for enhanced future growth and profitability by engaging in various operational efficiencies.

•	Prior to the premium negotiated in connection with the Merger Agreement, our stock price increased over the course of 2015 by 29.2%.

We believe that our executive compensation program has been a key factor in motivating our executives to accomplish this high level of performance and these important business, strategic, operational and financial achievements, as well as continuing to build the foundation for our future success.

Section 2.     Compensation Committee Processes and Procedures

Compensation Committee

The Compensation Committee of our Board of Directors is responsible for establishing and administering the compensation program and policies for our executive officers as well as developing and monitoring our compensation program and philosophy for our employees generally. The Compensation Committee approves all compensation paid to our executive officers, establishes our compensation policies for our executive officers, reviews and approves our general compensation policies for our non-executive employees and also oversees the administration of our stock plans under which grants of equity awards, such as stock options and restricted stock, may be made to our executive officers and employees.

During 2015, the members of the Compensation Committee were Thomas J. Madden III (chairman of the Compensation Committee), W. Kent Geer, Kevin P. Collins and A. Dale Jenkins, and those directors continue to serve on the Compensation Committee as of the date of this Amendment. The Board of Directors has determined that each member of the Compensation Committee is independent under our Standards of Director Independence, under the current listing standards of the New York Stock Exchange and under the rules and regulations of the SEC.

Processes and Procedures

In general, the Compensation Committee’s compensation process involves a combination of establishing proper metrics for certain compensation elements, such as the annual incentive compensation plan and any performance-based stock awards, with other compensation elements such as direct qualitative goals based primarily on the judgment of the members of the Compensation Committee. The Compensation Committee is responsible for the review and approval of all aspects of our executive compensation program and makes all decisions regarding the compensation of the named executive officers. In fulfilling its duties and responsibilities, as discussed below, the Compensation Committee seeks the input and recommendations of our Chief Executive Officer and of the Compensation Committee’s independent compensation consultant with respect to both overall compensation practices and guidelines and specific compensation decisions. Annually, the Compensation Committee reviews the base salaries, establishes the annual bonus and incentive compensation plans, goals and arrangements and evaluates the long-term incentives and overall compensation levels of our named executive officers. The Compensation Committee generally makes these critical annual compensation decisions during March and/or April of each year, after the Compensation Committee has available the prior year’s annual consolidated financial results and has completed the determination of the prior year’s incentive payouts.

During its annual review of the named executive officers, the Compensation Committee considers the value of the overall role and contribution of each named executive officer, including the impact that the named executive officer has had on the achievement of our corporate performance and on our strategic, financial and operating goals.

In making compensation decisions, the Compensation Committee also analyzes tally sheets for each of the executive officers that show the dollar amount of each component of the executive officer’s compensation. While the Compensation Committee considers the recommendations of our Chief Executive Officer and of its independent compensation consultant, the Compensation Committee is responsible for making the final decision on executive compensation matters and exercises its discretion and authority in approving, modifying or rejecting these recommendations. After considering these recommendations and making its own evaluation, the Compensation Committee establishes the base salary, annual bonus and incentive programs and goals and long-term compensation and equity awards for the named executive officers.

The Compensation Committee does not specifically utilize peer company comparisons to establish executive compensation levels, although from time to time it considers general industry pay survey data in assessing the reasonableness of compensation and ensuring that compensation levels at our company remain competitive. The Compensation Committee believes that, due to the portfolio, market niches and size of our company, it is difficult and would not be appropriate to establish a meaningful peer group or to make meaningful comparisons with other companies. Accordingly, the Compensation Committee believes that its members, with the assistance and recommendations of our Chief Executive Officer and the advice of its independent compensation consultant, are generally best situated to make compensation decisions.

The Compensation Committee does not generally exercise its power to delegate its authority to subcommittees and officers, other than its annual practice of delegating to the Chief Executive Officer the authority to grant a limited number of equity awards to non-executive employees under conditions prescribed by the Compensation Committee. The Compensation Committee has authority under its charter to retain, approve fees for and terminate independent experts, consultants and advisors as it deems necessary to assist in the fulfillment of its responsibilities.

Role of Management

In carrying out its responsibilities, our Compensation Committee works with members of our management, including our Chief Executive Officer. Typically, our management assists our Compensation Committee by providing information on corporate and individual performance and management’s perspective and recommendations on compensation matters. The Compensation Committee considers, and factors into its decision-making process, recommendations from our Chief Executive Officer regarding the compensation of other executives. Our Chief Executive Officer often provides the Compensation Committee with his recommendations on certain components of the compensation of the other executive officers, either directly through recommended compensation amounts or indirectly through performance evaluations. Our Chief Executive Officer often makes these recommendations to the Chairman of the Compensation Committee without participating in meetings of the Compensation Committee. Although from time to time our Chief Executive Officer is invited to and participates in meetings discussing the compensation of other executive officers, he is not present for any portions of meetings when his compensation is being determined.

Role of Independent Compensation Consultant

The Compensation Committee has engaged and regularly consults with Frederic W. Cook & Co., its independent compensation consultant, in performing its duties and it considers the advice and recommendations of Cook & Co. before taking actions and making decisions on executive compensation. Since 2007, the Compensation Committee has utilized Cook & Co. to assist it with establishing our executive compensation program and setting the elements of the compensation of executive officers, including base salaries, bonus and incentive compensation plans and arrangements and equity granting practices. The Compensation Committee typically invites Cook & Co. to attend meetings where compensation actions are to be discussed and Cook & Co.’s advice and analysis is expected to be sought. Cook & Co. provides the Compensation Committee with advice and recommendations on executive compensation as appropriate and as requested by the Compensation Committee. Cook & Co. from time to time communicates with the Chairman of the Compensation Committee outside of Compensation Committee meetings. Cook & Co. has not provided any services to, or received any fees from, our company or management other than for compensation consulting services rendered directly to the Compensation Committee. In addition, Cook & Co. was selected by, reports directly to, has its compensation and other terms of engagement authorized by, and can only be terminated by the Compensation Committee and not management. For these and other reasons discussed under “Corporate Governance - Committees of the Board – Compensation Committee”, the Compensation Committee has assessed the independence of Cook & Co. pursuant to the factors set forth in the listing standards of the New York Stock Exchange and concluded that Cook & Co. is independent from management and has no conflict of interest that would prevent Cook & Co. from independently serving the Compensation Committee.

Advisory Vote on Executive Compensation and Stockholder Outreach

Primarily through management, as well as at times through our directors, we regularly communicate with our stockholders to better understand their opinions on our business strategy and objectives as well as to gather their feedback regarding other matters of investor interest such as executive compensation. Our Board of Directors and the Compensation Committee value the input and carefully consider the feedback from our stockholders regarding our executive compensation program. To the extent there is any significant vote against the compensation of our named executive officers, we will consider our stockholders’ concerns and evaluate whether any actions are necessary to address those concerns.

After taking into account the strong preference for an annual say-on-pay vote expressed by our stockholders at our 2011 annual meeting, the Board of Directors determined that we would hold an annual advisory stockholder vote, referred to as a say-on-pay vote, on the compensation of our named executive officers until the next say-on-pay frequency vote, which would occur in 2017. At our 2014 annual meeting of stockholders, our stockholders approved our say-on-pay resolution with approximately 67% of the votes cast in favor of the resolution. In light of the 2014 say-on-pay vote, the Compensation Committee conducted a review of the executive compensation program to ensure it continues to bring a proper focus on linking pay to performance and being aligned with stockholder interests. After the 2014 annual meeting, our senior management reached out and communicated with and received feedback from the majority of our top 20 actively managed stockholders representing approximately 50% of our outstanding actively managed shares.

For 2015, as described in more detail herein, the Compensation Committee maintained the base salaries of our Chief Executive Officer and our Chief Financial Officer at 2014 levels, increased the weighting of the EPS component in the annual incentive plan, continued the use of equity-based payouts with a significant performance component as part of the annual incentive plan for our Chief Executive Officer, and did not grant any significant equity awards to our executive officers that vest solely based on service. At our 2015 annual meeting of stockholders, our stockholders overwhelmingly approved the compensation of our named executive officers, with 93% of stockholder votes cast in favor of our say-on-pay resolution. As a result, the Compensation Committee believes that our executive compensation program, with its focus on performance and its alignment with stockholder interests, is reasonable, appropriate and effective, and consistent with investor feedback and concerns. Accordingly, the Compensation Committee maintained the basic design of the executive compensation program for 2016, as discussed below.

Section 3.     Executive Compensation Components and Design

Components of Executive Compensation

Our executive compensation program consists of four primary components:

•	base salary;

•	short-term incentive compensation in the form of annual cash incentive awards;

•	long-term incentive compensation in the form of equity grants such as stock options, restricted stock, restricted stock units, performance-based restricted stock and performance units; and

•	perquisites and general benefit programs.

We believe that offering a combination of fixed pay (such as base salary) and variable pay (such as cash bonuses and equity awards) opportunities is reasonable and necessary for a good compensation program.

Pay Mix

For 2015, the pay mix to our executive officers was most heavily weighted towards base salary, in large part due to the lack of equity awards other than to our CEO, but the pay mix to our CEO was more heavily weighted towards incentive and equity awards. However, all of our executive officers receive a significant portion of their compensation from performance-based compensation vehicles, including the annual cash incentive awards, which is intended to reflect and motivate their impact on our overall performance. The following table sets forth the 2015 pay mix details for our Chief Executive Officer and for our other executive officers:

	2015 Pay Mix (as a Percentage of Total Compensation)
Element of Compensation	CEO	Other NEOs
Base Salary	34.7%	64.2%
Cash Bonus or Incentive Awards	27.7%	28.5%
Equity Awards	34.7%	0%
All Other Compensation	2.9%	7.3%

Base Salary

The fixed component of our compensation program is the base salary. We establish base salaries for our named executive officers in amounts that are intended to provide them with a steady source of income in line with their skills, expertise and experience for their services rendered to us during the fiscal year. The base salary is intended to provide a reasonable degree of financial certainty and stability to executives in order to attract and retain qualified and experienced individuals. The Compensation Committee believes that competitive base salaries are important for attracting and retaining key talent. Base salaries are also often used in measuring other compensatory opportunities, such as target bonuses and incentive compensation opportunities, which are generally set at a percentage of base salary, and severance arrangements, which are typically based in part upon a multiple of base salary.

The Compensation Committee annually reviews the base salary of our named executive officers and makes adjustments as it deems reasonable and appropriate. Base salaries are also reviewed in the case of promotions or other significant changes in responsibilities and, in the case of new hires, are evaluated at the time of hire.

The base salary for each of our named executive officers is subjectively determined primarily on the basis of the following factors: experience, personal performance, contribution to our corporate performance, level of responsibility, duties and functions, breadth of knowledge, internal base salary comparability considerations, general changes in executive compensation, and our financial performance generally. The relative weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In addition, the Compensation Committee considers the recommendation of our Chief Executive Officer for other executive officers, as well as the advice of its independent consultant. As in previous years, the Compensation Committee did not use any peer group comparisons in 2015.

The Compensation Committee did not increase the base salaries of Messrs. Hinton and Hutter in 2015, maintaining their salaries at 2014 levels. For 2016, the Compensation Committee increased the base salaries of Messrs. Hinton and Hutter, in light of their not receiving any adjustment in 2015 as well as in light of their increased responsibilities due to our significant growth in 2015 under their management. For Mr. Dupont, the Compensation Committee set his base salary in September 2014 at $250,000 in connection with his appointment as Executive Vice President of Finance and Administration and increased his base salary to $260,000 in March 2015 as his responsibilities grew, and for 2016 the Compensation Committee increased Mr. Dupont’s base salary reflecting his additional responsibilities as Chief Financial Officer (to which he was appointed in October 2015). These base salary adjustments averaged 3.9%. Under Mr. Zuiderveen’s revised employment agreement, he is not entitled to receive any increase in his base salary from the annual rate at which it was set in October 2012. The following table shows the base salaries of the named executive officers since 2014:

	Base Salary
Name	2014	2015	2016
Sidney Hinton	$700,000	$700,000	$720,000
Christopher T. Hutter	350,000	350,000	365,000
Eric Dupont (1)	250,000	260,000	270,000
Gary J. Zuiderveen	150,000	150,000	150,000

(1)	For 2014, reflects the base salary of Mr. Dupont set by the Compensation Committee in September 2014 in connection with his initial appointment as an executive officer.

Annual Cash Bonuses

Generally. Our compensation program provides for annual cash bonuses based on a combination of corporate and individual performance goals as a form of variable, at-risk pay as a key component in our “pay-for-performance” program. We typically grant bonuses to our named executive officers after the end of each year for their services and performance over the prior year. These bonuses are based on company financial goals and individual performance objectives that are determined at the beginning of the year and assessed by the Compensation Committee after the end of the year. These bonuses are intended to provide incentives to our named executive officers on an annual basis to motivate our executives to deliver performance that supports our business and strategic goals and meets or exceeds our financial goals.

For 2015, the annual cash bonus opportunities for Messrs. Hinton, Hutter and Dupont were based upon their participation in our Executive Incentive Plan, as described below. Mr. Zuiderveen does not receive an annual cash bonus.

Annual Executive Incentive Plan. In April 2010, upon the recommendation of the Compensation Committee, our Board of Directors adopted the 2010 Executive Incentive Compensation Plan, which we refer to as the Executive Incentive Plan. The Executive Incentive Plan is a cash incentive program designed to motivate participants to perform to the best of their abilities and to achieve key company financial goals and individual performance objectives that are intended to drive increased stockholder value on a risk-appropriate basis. The Executive Incentive Plan serves in our executive compensation program as an annual incentive plan based on such factors, metrics, goals and terms as the Compensation Committee establishes each year, based on the circumstances and goals at the time, with an annual bonus target opportunity based on a percentage or multiple of the participating officer’s base salary.

Under the Executive Incentive Plan, the Compensation Committee selects the executives who will be participants in and eligible to earn awards under the Executive Incentive Plan. At the beginning of each performance period, which to date has consisted of one fiscal year, the Compensation Committee establishes the company and individual performance goals for each participant, the weighting of those performance goals and the awards payable to each participant based on the achievement of those performance goals. Each participant’s award opportunity is expressed as a percentage of base salary earned during the applicable performance period. Participants are eligible to receive an award under the Executive Incentive Plan only if and to the extent performance goals predetermined by the Compensation Committee are achieved. The Compensation Committee has the discretion to reduce or eliminate any award under the Executive Incentive Plan.

The performance goals are a combination of company performance metrics and individual direct goals and objectives. The Compensation Committee believes that the compensation and incentives of each executive officer should be significantly influenced by a combination of the executive officer’s individual contribution and performance and of our corporate performance and the executive’s contribution to that performance. Since the adoption of our Executive Incentive Compensation Plan in 2010, the Compensation Committee has tied the majority of the annual cash bonus and incentive compensation payouts for our executive officers participating in that plan to the achievement of key corporate financial goals that are objective, that are linked to our annual business plan and strategy and that the Compensation Committee believes are key components in increasing stockholder value.

The company performance goals may be based on corporate financial measures (including, but not limited to, revenues, operating income, pre-tax income, net income, gross profit, costs, cash position, cash flow, free cash flow, operating cash flow, EBITDA, any of the preceding measures as a percent of sales, earnings per share (before or after taxes), return on assets, return on equity, return on investment, return on sales, total stockholder return and change in stock price), other company and business unit financial objectives, operational efficiency measures, and other objectives tied to our success or such other criteria, qualitative or quantitative, as the Compensation Committee determines in its discretion and judgment. Performance goals and the weighting thereof may differ from participant to participant, from performance period to performance period and from award to award.

The Compensation Committee also believes that a meaningful portion of the annual bonus award for each executive officer should be tied to the performance by such executive of key individual goals and objectives, in order to emphasize the need for strong leadership in establishing the foundation for the future growth of our evolving company and to mitigate potential risks that could emerge from excessive focus on short-term financial results. The Compensation Committee considers certain specific goals and objectives as qualitative factors of individual performance and contribution to corporate performance, taking into account the overall economic and operating environment in which we conduct our business.

The Compensation Committee administers the Executive Incentive Plan. Subject to the terms of the Executive Incentive Plan, the Compensation Committee has all discretion and authority necessary or appropriate to control and manage the operation and administration of the Executive Incentive Plan. The Compensation Committee or the Board may amend or terminate the Executive Incentive Plan at any time and for any reason. The Compensation Committee has adopted a policy that provides it with the discretion to review the impact of any acquisitions or dispositions with respect to our executive compensation program, as well as any other items of a non-routine, non-recurring nature, and to determine whether to include or exclude the impact of such items from the performance calculations under the annual compensation program, such as under the Executive Incentive Plan.

2015 Incentive Plan Awards. The Executive Incentive Plan for 2015, which we refer to as the 2015 Incentive Plan, was subject to the following three performance goals as approved by the Compensation Committee:

•	our EPS,

•	our consolidated revenues, and

•	the individual performance of goals and objectives by each participant.

For 2015, the Compensation Committee concluded that our EPS, as a measure of profitability, and our consolidated revenues, as a measure of growth, were among the key financial metrics and indicators of our performance most closely followed by our investors and by potential investors. Thus, the satisfaction of targeted corporate performance of those metrics was reasonably likely to correlate with, or even lead to, an increase in stockholder value. The Compensation Committee also concluded that for 2015, a meaningful portion of the annual cash bonus opportunity available to our executive officers should be tied to key individual performance goals and objectives.

For Mr. Hinton, individual performance factors considered by the Compensation Committee in evaluating his contribution to corporate performance in 2015 as our Chief Executive Officer included effective leadership, enhancing the long-term value of our company, achieving growth goals approved by our Board, efficiently and effectively managing our operations processes and procedures, leading our risk management, enhancing our priority on safety, effectively communicating with stockholders and leading our management succession planning.

For Mr. Hutter, the individual performance factors considered by the Compensation Committee in evaluating his contribution to corporate performance in 2015 included his overall leadership in driving operational excellence in our business operations and contributing to our business plan and strategic direction, as our Chief Operating Officer and his overall leadership of our financial reporting as our Chief Operating Officer and until October 15, 2015, as well as his management and contributions to the improvement of our operating margin percentage, maintenance and enhancement of our employee morale, reduction of our operating expenses, reduction of employee turnover and enhancement of employee retention in our UtilityServices operations, and enhancement of the operating margins of our Solar Energy and UtilityServices operations.

For Mr. Dupont, the individual performance factors considered by the Compensation Committee in evaluating his contribution to corporate performance in 2015 as our Executive Vice President of Finance and Administration until October 15, 2015 and as our Chief Financial Officer thereafter included his overall leadership of our financial planning and reporting, capital structure planning and execution, working capital management including of our billed and unbilled accounts receivable, M&A execution, and contributing to our business plan and strategic direction, as well as his contributions to the improvement of our operating margin and our company-owned operating income.

We reevaluate these individual performance goals and objectives every year, based upon our expectations of the executives and our near-term and long-term goals and strategies and prevailing business, market and economic conditions. Thus, the Compensation Committee may, in its discretion, apply different factors with respect to the various elements of executive compensation each performance year.

The Compensation Committee established threshold, target and maximum performance levels for the operating income and revenue goals that, when combined with the incentive opportunity for individual performance, created the following potential cash awards payable, expressed as a percentage of base salary, under the 2015 Incentive Plan for Messrs. Hinton, Hutter and Dupont:

	Potential 2015 Incentive Plan Payouts As a Percentage of Base Salary
Name	Threshold	Target	Maximum
Sidney Hinton	25%	50%	100%
Christopher T. Hutter	25%	50%	75%
Eric Dupont	20%	35%	70%

In March 2015, after reviewing our business plan and strategy and internally projected financial results and goals, and also after consideration of investor expectations, the Compensation Committee established the following threshold, target and maximum performance levels for the operating income and revenues goals and the following weighting for each performance goal under the 2015 Incentive Plan:

	2015 Incentive Plan Performance Levels			Weighting
Performance Goal	Threshold	Target	Maximum	Hinton	Hutter	Dupont
EPS	$0.15	$0.25	$0.35	60%	48%	40%
Revenues	$300,000,000	$340,000,000	$380,000,000	15%	12%	10%
Individual Performance	Direct Goals	Direct Goals	Direct Goals	25%	40%	50%

The Compensation Committee, when it established these goals in March 2015, believed that achievement of these performance levels would drive growth and performance in 2015. The Compensation Committee believed that the target levels represented achievable financial results with strong performance and that the maximum levels would require high levels of performance that would represent very high levels of performance believed to be possible but would represent superior performance beyond expectations.

For fiscal 2015, our EPS excluding restructuring charges was $0.29, which exceeded the target EPS goal but was less than the maximum EPS goal, resulting in an above target level payout to Messrs. Hinton, Hutter and Dupont for the EPS metric. As provided in the Executive Incentive Plan, the bonus payout amounts for the post-tax EPS metric were established by interpolation on a straight-line basis. The Compensation Committee excluded the $0.03 per share in fourth quarter restructuring charges in computing the payout for the EPS metric, even though the EPS without such exclusion would have still exceeded the target EPS goal, concluding that such exclusion and computation was appropriate under the circumstances, because such restructuring action was taken at the direction of the Board and because such adjustment was consistent with the intentions and provisions of the 2015 Incentive Plan in that the restructuring costs represented a short-term investment in the long-term success of our business and financial results and would enhance future profitability.

In addition, in fiscal 2015 our consolidated revenues were $443.7 million, a company record and a 73% increase over fiscal 2014 revenues, significantly above expectations and exceeding the maximum revenue goal. As a result, Messrs. Hinton, Hutter and Dupont received the maximum payout with respect to the revenue goal.

In its qualitative assessment of the individual performance of the executive officers in 2015, the Compensation Committee concluded that each of Messrs. Hinton, Hutter and Dupont achieved or exceeded his respective target level of performance but did not achieve the maximum level. This assessment was based primarily on the Compensation Committee’s evaluation of the performance of each officer during 2015, including each officer’s contribution to our record revenues and our return to profitability following a loss in 2014, as well as other factors including those performance goals described above in this section. The Compensation Committee made this qualitative evaluation of individual performance without using specific targets, weightings or formulas in making its determination of the level of the individual performance of the executive officers.

After reviewing our financial performance and results for fiscal 2015 and evaluating the individual performances of Messrs. Hinton, Hutter and Dupont, the Compensation Committee approved the following cash payouts under the 2015 Incentive Plan:

	Actual 2015 Incentive Plan Payouts
Name	EPS	Revenues	Individual Performance	Total Payout	Total Payout as a Percentage of Base Salary
Sidney Hinton	$294,000	$105,000	$160,000	$559,000	79.9%
Christopher T. Hutter	$100,800	$31,500	$70,000	$202,300	57.8%
Eric Dupont	$50,960	$18,200	$65,000	$134,160	52.1%

The Compensation Committee concluded that these payouts were consistent with our pay-for-performance objective, since our performance exceeded our target financial goals set at the beginning of 2015.

2016 Annual Incentive Plan. On February 15, 2016, the Compensation Committee determined that Messrs. Hinton, Hutter and Dupont will again be participants in the Executive Incentive Plan for 2016, referred to as the 2016 Incentive Plan. The Compensation Committee has again selected our consolidated EPS and our consolidated revenues as the corporate goals and metrics, and the achievement of direct goals and objectives by the executives as the individual performance goals. The revenue goals were set to drive a return to meaningful growth by targeting record revenues. The Compensation Committee also established threshold, target and maximum performance levels for EPS and consolidated revenues goals that, when combined with the incentive opportunity for individual performance, create the following potential cash awards payable, expressed as a percentage of base salary, under the 2016 Incentive Plan for Messrs. Hinton, Hutter and Dupont:

	Potential 2016 Incentive Plan Payouts As a Percentage of Base Salary
Name	Threshold	Target	Maximum
Sidney Hinton	25%	50%	100%
Christopher T. Hutter	25%	50%	75%
Eric Dupont	20%	35%	70%

For 2016, the Compensation Committee adjusted the weightings of the financial goals compared to 2015 by slightly increasing the relative weighting of the revenue metric to one-third of the combined weighting of the financial goals to maintain the executive team’s focus on growth. The weighting for 2016 restores the relative weightings to where they were before 2015, because for 2015 the Compensation Committee decided to over-weight the profitability goal in light of our net loss in 2014. For 2016, those weightings are as follows:

	2016 Incentive Plan Weightings
Performance Goal	Hinton	Hutter	Dupont
EPS	50%	40%	33.3%
Revenues	25%	20%	16.7%
Individual Performance Goals	25%	40%	50%

Long-Term Incentive Compensation

Background. Our long-term incentives are designed and intended to align the interests of our named executive officers with those of our stockholders by linking the executive’s incentive with the creation of stockholder value, to provide an opportunity for increased equity ownership by our executives, and to maintain competitive levels of executive compensation, thus providing executives with a significant incentive to manage us from the perspective of an owner with an equity stake in our company. Because of the direct relationship between the value of restricted stock, performance shares and stock options and the market price of our common stock, we believe that the practice of granting awards of restricted stock, performance shares and stock options provides the Compensation Committee with an excellent tool for motivating our named executive officers to manage our company in a manner that is consistent with the interests of our stockholders. We also regard our equity grant program as a key retention tool, and the Compensation Committee considers retention as an important factor in setting the vesting schedule for equity awards.

Under our 2008 Stock Incentive Plan, as amended and restated, the Compensation Committee has the authority to grant stock options, restricted stock, restricted stock units, performance shares, performance units and various other forms of equity awards to employees, including our named executive officers. To date, all grants of equity awards made by the Compensation Committee to the executive officers and all other employees have been in the form of either stock options or restricted stock, the vesting of which have been tied either to service time or to performance conditions established by the Compensation Committee.

The number of shares of common stock that we award in, or that are payable with respect to, each equity grant is determined by the Compensation Committee primarily based on the named executive officer’s anticipated contributions to our future success, the level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with us and current stock ownership, the executive officer’s potential for increased responsibility and promotion and the executive officer’s personal performance in recent periods. The Compensation Committee also considers the number of shares underlying equity awards previously awarded to the named executive officer in order to maintain an appropriate level of equity incentive for that individual. While the Compensation Committee does not adhere to any specific guidelines as to the relative equity holdings of our named executive officers, it typically considers the recommendation of our Chief Executive Officer and the advice of its independent compensation consultant.

All grants of equity under our stock plans, including stock options and restricted stock awards under our 2008 Incentive Stock Plan, vest upon a change in control assuming the grantee is still employed on the date of the change in control, notwithstanding any other vesting conditions, whether service or performance related. Accordingly, regardless of any other vesting conditions, all equity awards that have been made to the named executive officers and remain outstanding will vest upon the effective time of the Merger, and will be converted into cash in an amount equal to (i) the amount, if any, by which the merger consideration per share exceeds the exercise price of a stock option, with respect to each share underlying outstanding stock options, and (ii) the merger consideration per share, with respect to each outstanding share of restricted stock.

Retention Equity Grants – Shift to Equity-Based Awards. Beginning in 2013, as part of its ongoing evaluation of our executive compensation program taking into account our overall company goals, best practices, the advice of its independent compensation consultant, stockholder feedback, and also in light of the lack of any equity incentives being granted to Mr. Hinton since a multi-year vesting restricted stock award in 2007, the Compensation Committee decided to modify the incentive compensation structure for Mr. Hinton so that equity-based incentives would play a more meaningful role in his compensation, further driving performance and strengthening the alignment of Mr. Hinton’s incentives and interests with those of our stockholders. The Compensation Committee took two specific actions to accomplish this shift to more equity-based incentives for Mr. Hinton. First, in December 2013, the Compensation Committee made a special equity grant to Mr. Hinton intended to serve as a long-term retention tool for his services over a ten year period. This award was intended to acknowledge Mr. Hinton’s successful leadership of our company and his critical role in the execution of our growth strategy in future years. Under the award, Mr. Hinton was granted 275,000 restricted shares of common stock that vest over a ten year period in two equal installments, the first installment not vesting until five years after grant and the second installment not vesting until ten years after grant, subject in each case to Mr. Hinton’s continued service to our company on the vesting dates. Any then unvested restricted shares will not vest prior to these vesting dates if Mr. Hinton voluntarily terminates his employment with us for any reason. Early vesting of these restricted shares will only occur in part upon Mr. Hinton’s death or disability (pro rata through the month of such event), or in full in the event that either Mr. Hinton is terminated by us without cause or there is a change in control of our company, such as the Merger. Second, as discussed below under “—Annual Equity Awards as Components of CEO’s Compensation Program,” Mr. Hinton’s annual incentive program for 2014 was modified from a cash-based annual bonus plan to an incentive program that includes both cash bonus and equity incentives covering annual and multi-year periods. In addition, as part of its focus on enhancing equity-based incentives for its executive officers, in June 2013 the Compensation Committee granted an award of 25,000 shares of restricted stock to Mr. Hutter, vesting over a five year period. Similarly, in September 2014, the Compensation Committee awarded Mr. Dupont with 20,000 shares of restricted stock also vesting over a five year period, in connection with his appointment as Executive Vice President of Finance and Administration.

Annual Equity Awards as Components of CEO’s Compensation Program. Starting in 2014, the Compensation Committee reduced the cash payout opportunity for Mr. Hinton under the annual cash incentive plan, and in lieu thereof added two equity components to Mr. Hinton’s annual incentive program, restricted stock and performance units, which are intended to serve as stock-based pay-for-performance long-term awards focusing our Chief Executive Officer on multi-year goals designed to increase shareholder value and at the same time serve as retention tools. These annual equity awards to our Chief Executive Officer were continued in 2015, but were not granted in 2016 in light of the Merger.

For 2015, the grant date fair value of the restricted stock grant was equal to one-half (50%) of Mr. Hinton’s base salary based on the closing price of our common stock on the grant date, and that grant was scheduled to vest pro rata over a three year period subject to continued service by Mr. Hinton over that period and will vest at the effective time of the Merger. Similarly, the target value of the performance units for 2015, meaning the number of shares that would be issuable if the target cumulative EPS goal for the three year performance period (January 1, 2015 – December 31, 2017) is met, is also equal to one-half (50%) of Mr. Hinton’s base salary divided by the closing price of our common stock on the date of grant. The performance goals for the performance units were based on our goals, objectives and expectations for EPS over that three year performance period, as of the grant date. The value of the performance units at the threshold performance goal is 25%, and at the maximum goal is 75%, of Mr. Hinton’s base salary. Both equity grants to Mr. Hinton for 2015 were made on March 26, 2015.

Treatment of Equity Awards in the Merger. At the effective time of the Merger, which is a change in control under the terms of all outstanding equity awards and plans:

•	each stock option, whether vested or unvested, that is outstanding immediately prior to the effective time will be deemed fully vested and be cancelled and converted into the right to receive a cash amount equal to the product of (a) the total number of shares of common stock subject to such stock option immediately prior to the effective time multiplied by (b) the excess, if any, of $18.75 over the per share exercise price of the stock option, less any applicable withholding taxes;

•	any stock option with a per share exercise price greater than $18.75 will be cancelled for no consideration;

•	each award of restricted shares, RSUs or performance units that is outstanding immediately prior to the effective time will be deemed fully vested and be cancelled and converted into the right to receive $18.75 in cash in respect of each share of common stock covered by the award, except with respect to 72,054 restricted shares held by Mr. Hinton; and

•	each award of performance units will be deemed vested based on the target level of achievement of the performance goals applicable to such award.

Under a letter agreement entered into on February 24, 2016 among Mr. Hinton, Southern Company and PowerSecure (the “Hinton Letter Agreement”), which becomes effective only upon, and subject to, the consummation of the Merger, Mr. Hinton waived his right to accelerated vesting of 72,054 restricted shares and agreed that those shares would convert at the effective time into a Southern Company performance-based stock award (the “rollover RSU award”) with a three-year performance vesting term, a guaranteed value upon vesting based on the value of the merger consideration, and the potential to earn a maximum number of shares equal to 150% of the target number of shares subject to the rollover RSU Award. Vesting of the rollover RSU award would accelerate upon the termination of Mr. Hinton’s employment, other than his voluntary termination of employment without good reason. Southern Company further agreed to grant to Mr. Hinton a Southern Company performance-based stock award (the “milestone award”) having a grant date value of $3 million. The milestone award will have a five-year performance period and a payout range of 0% to 200% of the target number of shares subject to the milestone award. If Mr. Hinton resigns for good reason or is terminated without cause or due to death or disability during the fourth or fifth year of the milestone award performance period, he will receive the target number of shares subject to the milestone award.

Perquisites and Other General Benefits

We do not provide pension arrangements or similar benefits to either our named executive officers or our other employees, other than the annuity arrangement for Mr. Hinton discussed below. Our named executive officers, like our other employees, are eligible to participate in various employee benefit plans, including medical plans and life and disability insurance. In addition, we maintain a 401(k) plan for the benefit of all our employees, including our named executive officers, and we make matching contributions to such persons, which matching percentage is the same for our named executive officers as for all other employees under our 401(k) plan.

We also provide limited perquisites and personal benefits to our named executive officers that are not otherwise available to all of our employees, but only to the extent that we believe they are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior executives. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers. Certain of these perquisites and personal benefits are provided and required by our executives’ employment agreements as the result of negotiations in connection therewith. While the Compensation Committee considers these benefits and perquisites in making compensation decisions, they do not have a material influence on these decisions because they are a relatively insignificant portion of the total compensation of the executives.

We provide our executive officers (other than Mr. Zuiderveen) with either the use of a company automobile intended primarily for business use or a car allowance in lieu of such use. In addition, we pay for one country club membership for our Chief Executive Officer, as provided in his employment agreement, which the Compensation

Committee approved because it believes a club membership can provide an opportunity to build business and community relationships while promoting a healthy lifestyle. We do not own, lease, maintain or otherwise use any corporate aircraft, and our executives almost exclusively use commercial airlines for all air travel. Periodically, our named executive officers attend company-related activities, such as sporting events or out-of-town business meetings, in which we incur travel and other event-related expenses. In addition, we provide a $5 million life insurance policy for the benefit of Mr. Hinton and a supplemental disability policy for the benefit of Messrs. Hutter and Dupont.

Under the terms of his employment agreement as part of the inducement and retention incentive for him to serve as our Chief Executive Officer, Mr. Hinton is entitled to receive, after retirement, monthly annuity payments equal to $20,000 per month, beginning at age 58 (or such later date as he retires). We have purchased an annuity policy from an insurance company that fully guarantees the cash resources necessary to fund our obligations to make post-retirement payments to Mr. Hinton and thus removed any interest rate or market risk to us.

The incremental cost of providing perquisites and benefits to our named executive officers is set forth in a separate table that is included in the footnotes to the column entitled “All Other Compensation” in the Summary Compensation Table.

Termination Benefits

Other than the severance and change in control arrangements set forth in specific written employment agreements with some of our named executive officers, the participation and matching contributions under our tax-qualified 401(k) plan, and the annuity payments for Mr. Hinton discussed above, our named executive officers do not receive any deferred compensation, pension benefit or other termination benefits from us. Information regarding these severance and change in control arrangements for the named executive officers is discussed below under “—Employment Agreements, Post-Employment Compensation and Potential Payments Upon Termination or a Change in Control.”

Employment Agreements, Change in Control Agreements and Severance Arrangements

We have entered into employment agreements with each of our named executive officers. These employment agreements include change in control agreements and provisions providing for compensation after the termination of employment for three of our executives, but we have not entered into separate change in control agreements with any of our executives.

The employment agreement for each of Messrs. Hinton, Hutter and Dupont provides for certain payments and other benefits if the named executive officer’s employment terminates under certain circumstances, including in the event of a “change in control.” The Compensation Committee believes that these severance and change in control arrangements are an important part of the overall compensation for our named executive officers because they help to secure the continued employment and dedication of our named executive officers, despite any concern that they might have regarding their own continued employment prior to or following a change in control. The Compensation Committee also believes that these arrangements are important as a recruitment and retention device, as most of the companies with which we compete for executive talent have similar agreements in place for their senior employees.

A summary and discussion of the employment agreements of the named executive officers is contained below under “—Employment Agreements, Post-Employment Compensation and Potential Payments Upon Termination or a Change in Control.”

In addition, the 2008 Stock Incentive Plan generally provides for the acceleration of vesting of awards granted under the plan upon a change in control (as defined in the plan). The provisions generally apply to all holders of awards under the plan. See “—Employment Agreements, Post-Employment Compensation and Potential Payments Upon Termination or a Change in Control —Potential Payments Upon Termination or Change of Control” below for information regarding our payment obligations under our equity incentive plans to the named executive officers.

Merger-Related Compensation

For a discussion of the compensation that is or may become payable to our executive officers or directors that is based on or otherwise relates to the Merger with Southern Company, please see the section entitled “The Merger - Interests of the Company’s Directors and Executive Officers in the Merger” in our definitive proxy statement for the special meeting of shareholders that is called to be held on May 5, 2016, which was filed with the SEC on the date of this Amendment.

Section 4.     Compensation Policies and Other Compensation Information

Stock Ownership Guidelines: Minimum Stock Ownership Levels Required of Officers, Directors, Key Employees

We have always strongly encouraged our officers and directors to maintain a significant equity stake in our company and to align their interests with those of our stockholders. As part of this encouragement, we have adopted stock ownership guidelines that specify minimum stock ownership levels for our directors, executive officers and certain key employees. Our Board of Directors believes that ownership by such persons of a meaningful financial stake in our company serves to more closely align their interests with the interests of our stockholders and ensure their commitment to the creation of stockholder value.

The stock ownership guideline for our Chief Executive Officer is three times his base salary, meaning ownership of shares of our common stock with a value equal to three times his base salary. The stock ownership guideline for all other executive officers and for employees who report directly to our Chief Executive Officer is one times base salary. The stock ownership guideline for our directors is three times their annual cash retainer. We test compliance with these guidelines at the end of each year. New officers, directors or key employees have five years after they become subject to these guidelines to achieve their applicable stock ownership requirements. Persons that do not satisfy these guidelines are required to hold all shares received from equity awards, net after any taxes, until compliance with these guidelines is achieved. Shares counted towards achievement of these stock ownership guidelines include shares owned outright and restricted shares subject to vesting based upon time or service-based conditions. Unvested stock options and restricted shares subject to performance-based vesting conditions do not count towards achievement of the guidelines. The value of shares owned is determined by utilizing the closing sale price of our common stock on the date of determination.

As of December 31, 2015, all of our named executive officers and directors either met the stock ownership requirements as applicable to them or were within the five year time period to come into compliance with these requirements.

Insider Trading Policy: Hedging, Margin Accounts and Short Sales Prohibited

We have adopted an insider trading policy, which among other things restricts hedging the economic risk of common stock ownership. Directors, officers and key employees subject to our insider trading policy are prohibited from engaging in hedging transactions and are discouraged from engaging in any other short-term transactions in our common stock. Such persons are also prohibited from holding our common stock in a margin account or pledging our shares, except in special circumstances where the arrangement has been approved in advance by our Board of Directors. No officer or director holds any shares that are either pledged or held in margin accounts. In addition, our directors, executive officers and key employees subject to our insider trading policy are not permitted to purchase and sell, or sell and purchase, our common stock within any six month period, or to make any short sales of our common stock.

Clawback Policy: Recovery of Incentive Compensation in the Event of Financial Restatement

We have adopted a compensation clawback, or recoupment, policy authorizing our Board of Directors or the Compensation Committee, in its discretion, to recover any bonus, incentive award or other compensation paid to any of our officers, including our named executive officers, if the financial results or operating metrics upon which such compensation was based were restated due to the gross negligence or intentional misconduct of that officer. In addition, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial statements due to any material noncompliance with any financial reporting requirement under the federal securities laws, as a result of misconduct, our Chief Executive Officer and Chief Financial Officer are legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive from us during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement, as well as any profits they realized from the sale of securities during this 12-month period.

Equity Grants Policy: Strict Limitations on Stock Grant Timing and Process

We have adopted a policy relating to grants of equity awards that formalizes our equity grants practice. In general, under our equity grants policy, awards of equity to executives, if made, are typically granted in March after we file our Annual Report on Form 10-K. In addition, under this policy, except in special cases, we grant stock-based awards to other employees twice a year, in March after we file our Annual Report on Form 10-K and also in November after we file our third quarter Quarterly Report on Form 10-Q. The timing of these awards is intended to ensure that material information about our business and financial results has been recently disclosed. We also make equity grants to newly hired employees at other times, provided the grant occurs on or after the date they commence their employment with us. We do not time the grant of stock-based awards in coordination with or in anticipation of the release of material non-public information, and we do not time the release of material non-public information based on equity grant dates.

The policy provides that all grants of stock options must have an exercise price that is no less than the fair value of our common stock on the date of grant, determined by reference to the closing sale price of our common stock on the date of grant. In addition, we do not award stock options or set the exercise price of stock options based on the price of the common stock on a date other than the grant date, and we do not determine the exercise price of stock option grants by using average prices or the lowest prices of our common stock in a period preceding, surrounding or following the grant date.

Except for limited grants of stock awards discussed below, all grants of stock awards must be made at meetings of the Board of Directors or the Compensation Committee, which may be held in person or telephonically, but may not be made by written consent, and the grant date of the award is the date of the meeting. The Compensation Committee has adopted a practice of authorizing our Chief Executive Officer to grant a limited number of shares as awards under stock options, restricted stock or restricted stock units to non-executive employees, within certain prescribed limitations such as size of award and minimum vesting period.

Stock Option Repricing Prohibited

Our 2008 Stock Incentive Plan prohibits the repricing of stock options, either directly or indirectly such as through cancellations and re-grants, without stockholder approval.

No Tax Reimbursements

We do not provide any tax reimbursement payments (such as tax “gross-ups”) on any severance payments or any perquisites or other personal benefits (other than with respect to certain car allowances).

“Double Trigger” Required for Change in Control Benefits

All change-in-control payments and benefits are subject to a “double-trigger” requirement, meaning that both a change-in-control of our company must occur and the executive’s employment must either be involuntarily terminated or terminated by the executive only for good reason.

Tax and Accounting Considerations

From time to time, we review and consider the tax and accounting laws, rules and regulations that may affect our compensation programs. However, the tax and accounting treatment of compensation has not been a significant factor in determining the amounts and types of compensation for our named executive officers.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. We also take into consideration FASB ASC Topic 718 and other generally accepted accounting principles in determining changes to policies and practices for our stock-based compensation programs.

Limitations on Tax Deductibility of Executive Compensation Under Section 162(m). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to a company’s chief executive officer and the three other most highly compensated named executive officers, excluding its chief financial officer. However, certain types of qualified performance-based compensation will not be subject to the deduction limit if specific requirements are met. The Compensation Committee, when considering compensation awards that could exceed the $1 million deductibility threshold for an individual such as our Chief Executive Officer when combining salary, potential incentive awards and equity awards, considers what actions, if any, should be taken to make such compensation deductible. Our 2008 Stock Incentive Plan is designed so the grants of stock options and certain performance-based stock awards thereunder are tax-deductible. However, cash compensation, such as base salaries, cash bonuses and cash incentive compensation payments under the Executive Incentive Plan, and time or service-based stock awards do not meet the requirements of qualified performance-based compensation under Section 162(m).

While preserving tax deductibility is an important consideration, it is not the primary factor used by the Compensation Committee in setting compensation, as our Compensation Committee’s compensation philosophy and our corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). From time to time, the Compensation Committee may approve certain types of compensation awards that may not meet the requirements of Section 162(m) and, therefore, amounts in excess of $1 million paid to our executives may not be deductible by us. The Board of Directors and the Compensation Committee reserve the authority to award non-deductible compensation in such circumstances as they deem appropriate.

Section 5.     Compensation Risk Management

Our compensation program is designed so that it does not encourage taking excessive risks relating to our business. On an annual basis, our Compensation Committee, with the assistance of Cook & Co., evaluates risk and risk-taking as it relates to our compensation policies and practices for our executives and employees. As part of its annual risk evaluation process, the Compensation Committee reviews a compensation risk assessment by Cook & Co., in order to assist the Compensation Committee in identifying policies or practices that inherently encourage risk-taking behaviors and to assist it in determining whether such policies or practices are reasonably likely to have a material adverse effect on us. Based on such evaluation and compensation risk assessment, the Compensation Committee has concluded that, when viewed as a whole, our compensation policies and practices provide an effective and risk-appropriate mix of pay incentives and do not encourage excessive or inappropriate risk taking and do not create risks that are reasonably likely to have a material adverse effect on us. While our compensation program is based on a pay-for-performance philosophy with a significant amount of compensation at risk, a number of our compensation practices and policies are specifically designed to mitigate excessive risk-taking by our executives and other employees, including:

•	rigorous independent Compensation Committee oversight of executive compensation programs;

•	our Board of Directors as a whole has responsibility for risk oversight, and our Compensation Committee has responsibility for oversight of compensation-related risks, and each reviews and deliberates over these risks on a regular basis;

•	reasonable base salaries that provide sufficient steady income to allow our executives to meet their essential financial commitments with a stable amount of compensation not at risk and thus enable them to focus their efforts on the achievement of not only short-term but also long-term performance and business, strategic and operating results;

•	bonus payouts that are not based solely upon corporate financial results but also based upon the achievement of individual performance objectives;

•	reasonable limits on incentive compensation payouts;

•	the use of equity awards with long-term vesting requirements that encourage long-term decision making and incentivize long-term performance;

•	a stock ownership policy that requires significant equity ownership, which encourages a focus on long-term value creation;

•	an insider trading policy that prohibits hedging transactions in our securities;

•	an equity grants policy that restricts the timing and pricing of equity awards;

•	a balanced compensation program consisting of both cash and equity that includes short and long-term incentives as well as fixed and variable compensation that is based on corporate and individual performance and financial and non-financial performance;

•	multiple year vesting periods in equity award grants;

•	a clawback or recoupment policy that allows the Compensation Committee to seek the return of compensation under certain circumstances if our financial statements are restated; and

•	a strict set of internal controls over financial reporting designed to keep the calculation of financial measures from being susceptible to manipulation by any employee, including our executives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Compensation Committee

Thomas J. Madden III, Chairman W. Kent Geer Kevin P. Collins A. Dale Jenkins

Summary Compensation Table

The following table sets forth information relating to the total compensation earned for services rendered to us in all capacities by (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) the only other persons who were serving as executive officers during fiscal 2015:

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Stock Awards($)(2)	Option Awards($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total($)
Sidney Hinton President and Chief Executive Officer	2015 2014 2013	700,000 700,000 595,000	0 0 0	700,000 513,347 4,501,750	0 0 0	559,000 125,000 629,688	57,458 52,862 662,487	(6)	2,016,458 1,391,209 6,388,925

Christopher T. Hutter (7) Executive Vice President and Chief Operating Officer	2015 2014 2013	350,000 350,000 325,000	0 0 0	0 0 365,750	0 0 0	202,300 62,500 148,594	39,114 37,649 34,192		591,414 450,149 873,536

Eric Dupont (8) Executive Vice President and Chief Financial Officer	2015 2014	257,308 202,077	0 35,000	0 378,400	0 0	134,160 0	36,609 34,279		428,077 649,756

Gary J. Zuiderveen Vice President of Financial Reporting, Controller and Principal Accounting Officer	2015 2014 2013	150,000 150,000 150,000	0 0 0	0 0 0	0 0 0	0 0 0	10,308 9,911 8,841		160,308 159,991 158,841

(1)	The amounts in this column reflect discretionary bonuses awarded by the Compensation Committee to the named executive officer for the year indicated, which are paid out in the subsequent year.
(2)	The amounts in this column reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718, based on the closing sale price of our common stock on the date of grant. The amounts shown in this column are not necessarily indicative of the actual value that will be realized by the named executive officers with respect to such awards.

In 2015, as part of his equity-based annual compensation package, Mr. Hinton was granted (i) an award of restricted stock vesting annually pro rata over a three year period, which had a grant date fair value of $350,000, and (ii) an award of performance units vesting at threshold, target and maximum levels depending on our three year cumulative EPS (January 1, 2015 – December 31, 2017), which if the target performance condition is achieved has a grant date fair value of $350,000. In 2014, as part of his equity-based annual compensation package, Mr. Hinton was granted (i) an award of restricted stock vesting annually pro rata over a three year period, which had a grant date fair value of $350,000, and (ii) an award of performance units vesting at threshold, target and maximum levels depending on our 33 month EPS (April 1, 2014 – December 31, 2016), which if the target performance condition is achieved has a grant date fair value of $163,347.

In September 2014, in connection with his appointment as Executive Vice President of Finance and Administration, Mr. Dupont was granted a restricted stock award for 20,000 shares vesting pro rata annually over a five year period. In March 2014, before that appointment, Mr. Dupont was granted a restricted stock award for 7,500 shares that cliff vests five years after the grant date.

In 2013, as part of our shift towards a more equity-based compensation approach, we granted long-term retention-based restricted stock awards to Messrs. Hinton and Hutter. The restricted stock award to Mr. Hinton vests over a ten year period in two equal installments: 50% vests only after five years of additional service after grant and the remaining 50% vests only after ten years of additional service after grant. The restricted stock award to Mr. Hutter vests ratably over a five year period of additional service after grant.

(3)	We did not grant any awards of stock options to any of the named executive officers in the years in this table.
(4)	The amounts in this column for each year reflect cash payouts to the named executive officers under the terms of our Executive Incentive Plan for each of those years, based on the achievement of defined financial goals and individual performance factors established for each officer. Amounts earned under our Executive Incentive Plan for each year are paid out in the subsequent year.

(5)	The amounts in this column include the amounts we paid to or accrued on behalf of the named executive officers in fiscal 2015 related to the following:

Name	401(k) Matching Contributions($)	Group Term Life Insurance Premiums($)		Long-Term Disability Insurance Premiums($)		Health Insurance Premiums($)	Perquisites($)
Sidney Hinton	7,950	10,785	(a)	5,552	(a)	15,552	17,619	(b)
Christopher T. Hutter	7,950	910		2,790	(c)	15,464	12,000	(d)
Eric Dupont	7,950	910		285		15,464	12,000	(d)
Gary J. Zuiderveen	4,500	762		285		4,761	—

(a)	This amount listed under Group Term Life Insurance Premiums for Mr. Hinton includes the premium we paid for an additional life insurance policy for his benefit, and the amount listed under Long-Term Disability Insurance Premiums includes the premium we paid for a separate long-term disability insurance policy for his benefit, both as provided in his employment agreement.
(b)	These perquisites for Mr. Hinton consist of a car allowance ($10,688) and a country club membership ($6,931).
(c)	This amount includes premiums paid on a separate long-term disability insurance policy for Mr. Hutter’s benefit.
(d)	The sole perquisite for Messrs. Hutter and Dupont is a car allowance.
(6)	The amount in this column for Mr. Hinton in 2013, in addition to the amounts set forth in note (5) above, includes the sum of $616,223, which is the amount we paid in connection with our purchase of a replacement annuity policy to serve as a superior funding mechanism for our post-retirement payment obligations to Mr. Hinton under his employment agreement in addition to the cash surrender value of the previous policy, not as the result of any change in our obligations to Mr. Hinton under his current employment agreement.
(7)	Mr. Hutter, who serves as our Chief Operating Officer, also served as our Chief Financial Officer until October 15, 2015.
(8)	Mr. Dupont joined our company in March 2013 in connection with our acquisition of our Energy Efficiency Services business, serving as an officer of our PowerSecure, Inc. subsidiary until September 2, 2014 when he was appointed as our Executive Vice President of Finance and Administration. On October 15, 2015, Mr. Dupont was appointed as our Chief Financial Officer. Because Mr. Dupont did not become an executive officer until 2014, only his compensation information for 2014 and 2015 is included in this table. The table includes Mr. Dupont’s compensation for all of 2014, including the period prior to his appointment as an executive officer.

Grants of Plan-Based Awards in Fiscal 2015

The following table sets forth information regarding the plan-based awards granted to our named executive officers in fiscal 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date(3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Sidney Hinton	3/26/15 3/26/15 3/26/15	26,250 — —	350,000 — —	700,000 — —	— — 14,228	— — 28,455	— — 42,683	— 28,455 —	(5)	— 350,000 350,000	(6)
Christopher T. Hutter	3/26/15	10,500	175,000	262,500	—	—	—	—		—
Eric Dupont	3/26/15	5,200	91,000	182,000	—	—	—	—		—
Gary J. Zuiderveen	—	—	—	—	—	—	—	—		—

(1)	The Estimated Future Payouts Under Non-Equity Incentive Plan Awards shown were the cash payout award opportunities under the 2015 Incentive Plan, which were established by the Compensation Committee and expressed as a percentage of base salary. The amounts shown represent the potential payouts of performance incentive awards that could have been made under the 2015 Incentive Plan for Messrs. Hinton, Hutter and Dupont. The amounts under the Threshold column reflect the potential bonus payouts established for each of Messrs. Hinton, Hutter and Dupont if the threshold performance level of the metric with the lowest potential payout were met under the 2015 Incentive Plan. The amounts under the Target and Maximum columns reflect the potential bonus payouts if all of the target or maximum performance levels, respectively, established for Messrs. Hinton, Hutter and Dupont had been met under the 2015 Incentive Plan. No payouts would have been made under the 2015 Incentive Plan if the threshold levels of performance had not been met under any of the metrics. The actual amounts of the payouts to Messrs. Hinton, Hutter and Dupont under the 2015 Incentive Plan are shown under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Mr. Zuiderveen was not a participant in the 2015 Incentive Plan.
(2)	The Estimated Future Payouts Under Equity Incentive Plan Awards shown were the performance units award opportunity granted to Mr. Hinton as part of his 2015 incentive compensation package, which was established by the Compensation Committee and expressed as a percentage of base salary. The number of performance units was determined based on the closing sale price of our common stock on the date the Compensation Committee made the grant. The amounts shown represent the potential number of shares of restricted stock that could be awarded to Mr. Hinton under the performance units based upon our cumulative multi-year EPS during the three year period from January 1, 2015 through December 31, 2017 if the threshold, target or maximum performance level is achieved. No restricted shares will be issued if the threshold level of performance is not met. The actual amounts of shares to be awarded to Mr. Hinton under this performance unit award would not be determinable until after the end of the multi-year period, but will be converted into the Merger Consideration at the target level of performance in connection with the Merger. Messrs. Hutter, Dupont and Zuiderveen did not receive any equity incentive plan awards in 2015.
(3)	The Grant Date for each award reflects the date the Compensation Committee approved such award. Mr. Zuiderveen did not receive any plan-based or equity awards in fiscal 2015.
(4)	The amounts in this column reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718, based on the closing sale price of our common stock on the date of grant, which was equal to the closing sale price of our common stock as reported on the New York Stock Exchange on the date of grant.
(5)	Represents a grant of restricted stock that vests in three equal annual installments, commencing on the first anniversary date of the date of grant.
(6)	This grant date fair value assumes that Mr. Hinton earns the target performance unit award.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards, consisting of unexercised stock options and unvested restricted stock and performance units, held by our named executive officers as of December 31, 2015:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Sidney Hinton	— — — — —	— — — — —	— — — — —	— — — — —	275,000 11,343 28,455 —	(4) (5) (6)	4,138,750 170,717 428,248 — —	— — — 17,015 28,455	(7) (8)	— — — 256,076 428,248
Christopher T. Hutter	5,000 8,000 —	— 2,000 —	3.56 6.21 —	12/03/18 3/15/21	— — 15,000	(9)	— — 225,750	— — —		— — —
Eric Dupont	6,000 —	9,000	14.26 —	9/11/23 —	— 23,500	(10)	— 353,675	— —		— —
Gary J. Zuiderveen	—	—	—	—	—		—	—		—

(1)	These unexercisable options, which are options that had been granted but had not vested as of December 31, 2015, vest in five equal annual installments of 20% of such shares, commencing on the first anniversary of the date of grant.
(2)	The right to exercise these stock options terminates on the earlier of (i) the Option Expiration Date listed in this column, (ii) 90 days after the termination of service to us including service as an employee, director or consultant, or (iii) one year after the date of their death or permanent disability.
(3)	Based upon the fair market value of our common stock on December 31, 2015, which was equal to the closing sale price of our common stock on such date as reported by the New York Stock Exchange.
(4)	Represents a grant of restricted stock on December 5, 2013 that vests in two equal installments: 50% of the shares vest only after five years of continued service after the date of grant and the remaining 50% of the shares vest only after ten years of continued service after the date of grant.
(5)	Represents a grant of restricted stock on April 7, 2014 that vests in three equal annual installments, commencing on the first anniversary date of the date of grant.
(6)	Represents a grant of restricted stock on March 26, 2015 that vests in three equal annual installments, commencing on the first anniversary date of the date of grant.
(7)	Represents a grant of performance units on June 25, 2014 that vests in a threshold, target or maximum amount based upon our cumulative earnings per share from April 1, 2014 through December 31, 2016. The amount shown in the table is based on the target performance unit award.
(8)	Represents a grant of performance units on March 26, 2015 that vests in a threshold, target or maximum amount based upon our cumulative earnings per share from January 1, 2015 through December 31, 2017. The amount shown in the table is based on the target performance unit award.
(9)	Represents a grant of restricted stock on June 11, 2013 that vests in five equal annual installments, commencing on the first anniversary date of the date of grant.
(10)	Represents (i) a grant of restricted stock on September 16, 2014 that vests in five equal annual installments, commencing on the first anniversary date of the date of grant, and (ii) a grant of restricted stock on March 31, 2014 that cliff vests on the fifth anniversary date of the date of grant.

Option Exercises and Stock Vested in Fiscal 2015

The following table sets forth information regarding the exercise of stock options by, and the vesting of restricted stock held by, the named executive officers in 2015:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Sidney Hinton	50,000	309,750	5,672		72,658
Christopher T. Hutter	—	—	5,000	(3)	76,150
Eric Dupont	—	—	4,000	(4)	49,840
Gary J. Zuiderveen	—	—	—		—

(1)	The value realized on exercise of option awards is calculated as the difference between the fair market value of our common stock on the date these shares were exercised, which was equal to the closing sale price of our common stock on the date of exercise as reported on the New York Stock Exchange, and the applicable exercise price per share of the stock options. Such calculation does not necessarily reflect the amount actually realized by the named executive officer.
(2)	The value realized on vesting of stock awards is calculated based upon the fair market value of our common stock on the date the restricted shares vested, which was equal to the closing sale price of our common stock on such date as reported on the New York Stock Exchange.
(3)	Represents the number of shares that vested in 2015 from a 2013 restricted stock grant, which vests over a five year service period.
(4)	Represents the number of shares that vested in 2015 from a 2014 restricted stock grant, which vests over a five year service period.

Employment Agreements, Post-Employment Compensation and Potential Payments Upon Termination or a Change in Control

Pension Benefits

We do not provide, sponsor or maintain any pension arrangements for our named executive officers or for our other employees, except for the annuity arrangement in Mr. Hinton’s employment agreement. Our named executive officers, like all our employees, are eligible to participate in our 401(k) defined contribution plan. We contribute to each participant in our 401(k) plan a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution of $7,950. All of our named executive officers participated in our 401(k) plan during fiscal 2015.

Non-Qualified Deferred Compensation

We do not provide and we have not adopted any non-qualified deferred contribution plans or other deferred compensation plans. In the future, the Board of Directors or the Compensation Committee may elect to provide our officers and other employees with non-qualified deferred contribution or deferred compensation benefits if they determine that doing so is in our best interests.

Employment Agreements

Sidney Hinton. On August 15, 2007, we entered into an employment and non-competition agreement with Sidney Hinton as our President and Chief Executive Officer, which has been subsequently amended, including in connection with the Merger. The key terms of Mr. Hinton’s employment agreement, as currently in effect, are as follows:

•	The term of Mr. Hinton’s employment is currently under automatic one-year renewal periods that commenced on December 31, 2015 and will continue for successive automatic one-year renewal periods unless either we or Mr. Hinton gives 90 days prior written notice of termination.

•	Mr. Hinton’s base salary is currently set at $720,000 per year, and is subject to annual upward adjustments at the discretion of the Board of Directors (through the Compensation Committee).

•	Mr. Hinton participates in an annual incentive plan based on such factors, metrics and terms as the Compensation Committee establishes each year.

•	We have purchased a $5 million term life insurance policy for the sole benefit of Mr. Hinton’s beneficiaries.

•	Mr. Hinton is entitled to either the use of a company vehicle or the receipt of a vehicle allowance, one country club membership and all other standard employee benefits consistent with other executive officers and commensurate with his positions.

•	Mr. Hinton is entitled to receive certain payments and benefits upon the termination of his employment under different circumstances, including, but not limited to, a change in control, as discussed below under “—Potential Payments Upon Termination or Change in Control.”

•	Mr. Hinton is prohibited from competing with our business for a period of three years after the termination of his employment by us without cause or by Mr. Hinton for good reason or without the employment term being renewed, and also is subject to certain restrictions on his disclosure of our confidential information and his use of our inventions and other intellectual property.

•	After his retirement, Mr. Hinton will receive monthly annuity payments after retirement in the amount of $20,000 per month for life, beginning at age 58 (or such later date as he retires). We have purchased an annuity policy from an insurance company that fully satisfies our obligation to make these payments.

On February 24, 2016, in connection with the execution of the Merger Agreement, PowerSecure, Southern Company and Mr. Hinton entered into the Hinton Letter Agreement, which addresses Mr. Hinton’s compensation arrangements upon, and subject to, the consummation of the Merger. Under the Hinton Letter Agreement, Mr. Hinton has waived his right under his employment agreement with PowerSecure to terminate his employment for good reason as a result of the fact that he will no longer serve as chief executive officer of a public company following the consummation of the Merger. The Hinton Letter Agreement further provides that the term of his employment agreement will expire on December 31, 2016, but that Mr. Hinton’s current change in control severance rights under his employment agreement will continue for three years following the effective time of the Merger. In addition, under the Hinton Letter Agreement, Southern Company has agreed to maintain the annuity arrangement previously granted to Mr. Hinton under his employment agreement. Moreover, under the Hinton Letter Agreement, Mr. Hinton agreed to waive his right to accelerated vesting of 72,054 restricted shares and that those restricted shares would convert at the effective time of the Merger into the rollover RSU award, a Southern Company performance-based stock award with a three-year performance vesting term, a guaranteed value upon vesting based on the value of the Merger Consideration, and the potential to earn a maximum number of shares equal to 150% of the target number of shares subject to the rollover RSU Award. See “—Treatment of Equity Awards in the Merger” above.

Christopher T. Hutter. On December 10, 2007, we entered into an employment and non-competition agreement with Christopher T. Hutter, which has been amended. The key terms of Mr. Hutter’s employment agreement, as currently in effect, are as follows:

•	Mr. Hutter’s employment is currently under automatic one-year renewal periods that commenced on December 10, 2012 and will continue for successive automatic one-year renewal periods unless either we or Mr. Hutter gives 90 days prior written notice of termination.

•	Mr. Hutter’s base salary is currently set at $365,000 per year, and is subject to annual upward adjustments at the discretion of the Board of Directors (through the Compensation Committee).

•	Mr. Hutter is eligible to receive a bonus in a target amount of at least 35% of his base salary, as from time to time in effect, based upon the achievement of such performance goals as are established annually by the Compensation Committee based in part upon the recommendation of our Chief Executive Officer.

•	Mr. Hutter is entitled to either the use of a company vehicle or the receipt of a vehicle allowance and other standard employee benefits consistent with other executive officers and commensurate with his positions.

•	Mr. Hutter is entitled to receive certain payments and benefits upon the termination of his employment under different circumstances, including, but not limited to, a change in control, as discussed below under “—Potential Payments Upon Termination or Change in Control.”

•	Mr. Hutter is prohibited from competing with our business for a period of two years after the termination of his employment, if he receives a full severance package, or for a period of one year otherwise, and also is subject to certain restrictions on his disclosure of our confidential information and his use of our inventions and other intellectual property.

Eric Dupont. On September 16, 2014, we entered into an employment and non-competition agreement with Eric Dupont. The key terms of Mr. Dupont’s employment agreement, as currently in effect, are as follows:

•	The term of Mr. Dupont’s employment will continue until December 31, 2016, with automatic additional one-year renewal periods, unless either we or Mr. Dupont gives 90 days prior written notice of termination.

•	Mr. Dupont’s base salary is currently set at $270,000 per year, and is subject to annual upward adjustments at the discretion of the Board of Directors (through the Compensation Committee).

•	Mr. Dupont is eligible to receive a bonus in a target amount of 35% of his base salary, as from time to time in effect, based upon the achievement of performance goals established annually by the Compensation Committee.

•	Mr. Dupont is entitled to either the use of a company vehicle or the receipt of a vehicle allowance and other standard employee benefits consistent with other executive officers and commensurate with his positions.

•	Mr. Dupont is entitled to receive certain payments and benefits upon the termination of his employment under different circumstances, including, but not limited to, a change in control, as discussed below under “—Potential Payments Upon Termination or Change in Control.”

•	Mr. Dupont is prohibited from competing with our business for a period of one year after the termination of his employment, and also is subject to certain restrictions on his disclosure of our confidential information and his use of our inventions and other intellectual property.

Gary J. Zuiderveen. In September 2012, we entered into an employment and non-competition agreement with Gary J. Zuiderveen, as our Principal Accounting Officer and Controller, which replaced and superceded his prior employment agreement with us. The key terms of Mr. Zuiderveen’s current employment agreement are as follows:

•	The term of Mr. Zuiderveen’s employment under the Employment Agreement expired on December 31, 2015, but Mr. Zuiderveen continues to remain employed with us on the same terms and conditions.

•	Mr. Zuiderveen’s base salary is fixed at $150,000 per year.

•	Mr. Zuiderveen is not entitled to receive any further compensation upon the termination of his employment.

•	Mr. Zuiderveen is prohibited from competing with our business for a period of two years after the termination of his employment, and also is subject to certain restrictions on his disclosure of our confidential information and his use of our inventions and other intellectual property.

Potential Payments Upon Termination or Change in Control

The information below discusses the compensation payable to each of the named executive officers employed with us on December 31, 2015, in the event of the termination of such executive’s employment under different circumstances, such as involuntary termination without cause, voluntary termination with good reason, involuntary termination with cause, voluntary termination without good reason, termination upon or following a change in control, termination upon the expiration of the employment term without renewal, death and disability. We have entered into employment agreements with all of our named executive officers. The employment agreements for Messrs. Hinton, Hutter and Dupont provide for certain severance arrangements upon the termination of employment, including following a change in control. Under these severance arrangements, the severance is payable upon or after a change in control only if the named executive officer’s employment terminates within three years thereafter because the officer is terminated by our successor without “cause” or by the officer for “good reason”, as such terms are defined in their respective employment agreements. The severance benefits of Mr. Dupont are conditioned upon the execution of a release of claims in favor of PowerSecure and its affiliates, and Messrs. Hinton and Hutter have agreed to execute a release of claims in favor of PowerSecure and its affiliates following any termination of employment other than by PowerSecure for cause.

Sidney Hinton. Under Mr. Hinton’s employment agreement, which is described above under “—Employment Agreements—Sidney Hinton,” Mr. Hinton will receive certain compensation upon the termination of his employment, including upon or after a change in control of us or of our PowerSecure subsidiary. However, if Mr. Hinton is deemed to be a “specified employee” for purposes of Section 409A of the Internal Revenue Code at the time of the termination of his employment, then no severance amounts will be payable to him until six months and one day after the date of the termination, with catch-up payments after that period. The following discussion is based on Mr. Hinton’s employment agreement as in effect on December 31, 2015, without giving effect to the February 2016 Hinton Letter Agreement except as expressly provided below.

In the event of the termination of Mr. Hinton’s employment by us without cause or by Mr. Hinton with good reason, then Mr. Hinton would be entitled to the following:

•	a severance amount equal to three times the sum of (i) his highest base salary in effect during his employment term, plus (ii) the greater of (A) the average annual bonus awarded to him for the prior three fiscal years, or (B) the average of the annual bonus awarded to him for the prior two fiscal years and of the bonus that would have been awarded to him for the fiscal year in which his employment terminated if he had remained employed through the end of the fiscal year (which bonus component, in either case, will be no less than one time and no greater than two times the base salary amount in (i));

•	the monthly annuity payments, commencing no earlier than age 58; and

•	the continuation of all life, disability, medical and other insurance plans and benefits in which he and his family participated prior to such termination for a period of three years.

In addition, in the event of the termination of Mr. Hinton’s employment by us without cause, all unvested restricted shares would automatically vest and become fully exercisable.

In the event of the termination of Mr. Hinton’s employment, either by us or our successor without cause, or by Mr. Hinton for good reason, within three years after a change in control of either us or our PowerSecure subsidiary, then Mr. Hinton would be entitled to receive the same compensation as he would receive if his employment is terminated by us without cause, and in addition all unvested restricted shares would automatically vest and become fully exercisable.

In the event of the termination of Mr. Hinton’s employment upon his death or by us for cause or by Mr. Hinton without good reason, then Mr. Hinton would only be entitled to receive the accrued and unpaid portions of his salary and bonus earned through the date of termination. In addition, in the event of Mr. Hinton’s death, his beneficiaries would receive the benefits of a $5 million life insurance policy, the unvested restricted shares from the December 2013 restricted stock grant would vest and become exercisable on a basis proportionate to the months of service prior to his death, and all other unvested restricted shares would automatically vest and become fully exercisable.

In the event of the termination of Mr. Hinton’s employment due to his permanent disability or upon the expiration without renewal of his employment agreement, then Mr. Hinton would be entitled to receive the following:

•	one-third of the full severance amount (in other words, one times the sum of his last base salary and his average bonus over the prior three years), payable over the 12 months following the date of termination, if the termination is due to permanent disability or expiration of the employment agreement;

•	the monthly annuity payments, commencing at age 58;

•	in the event of disability, the unvested restricted shares from the December 2013 restricted stock grant would vest and become exercisable on a basis proportionate to the months of service prior to his termination, and all other unvested restricted shares would vest and become fully exercisable; and

•	in the event of disability, the continuation of all life, disability, medical and other insurance plans and benefits in which he and his family participated prior to such termination for a period of three years.

In accordance with the terms of Mr. Hinton’s employment agreement, as amended by the Hinton Letter Agreement in February 2016, following and contingent upon the consummation of the Merger, in the event of a termination without cause or a resignation with good reason during the three years following the merger, Mr. Hinton would be eligible to receive a cash severance payment equal to $4,200,000 and continuation of all life, disability, medical and other insurance plans in which he and his dependents participated prior to such termination for three years. In addition, Southern Company has agreed to maintain the annuity arrangement previously granted to Mr. Hinton under his existing employment agreement with the Company.

Christopher T. Hutter. Under Mr. Hutter’s employment agreement, which is described above under “—Employment Agreements—Christopher T. Hutter,” Mr. Hutter will receive certain compensation upon the termination of his employment, including upon or after a change in control.

In the event of the termination of Mr. Hutter’s employment by us without cause, then Mr. Hutter would be entitled to the following:

•	a cash severance amount equal to two times his highest base salary in effect during his employment term;

•	a cash separation bonus equal to two times the greater of (i) the average annual bonus awarded to him for the prior three fiscal years, or (ii) the average of the annual bonus awarded to him for the prior two fiscal years and of the bonus that would have been awarded to him for the fiscal year in which his employment terminated if he had remained employed through the end of the fiscal year (which separation bonus will be no greater than the cash severance amount); and

•	the continuation of all life, disability, medical and other insurance plans and benefits in which he and his family participated prior to such termination for a period of two years.

In the event of the termination of Mr. Hutter’s employment, either by us or our successor without cause or by Mr. Hutter for good reason, within three years after a change in control, then Mr. Hutter would be entitled to receive the same compensation as he would receive if his employment is terminated by us without cause, and in addition all unvested restricted shares and all unvested stock options held by him at the time of termination would automatically vest and become fully exercisable.

In the event of the termination of Mr. Hutter’s employment upon his death, by us for cause or by Mr. Hutter voluntarily (other than within three years after a change in control), then Mr. Hutter would only be entitled to receive the accrued and unpaid portions of his salary and bonus earned through the date of termination, although in the event of Mr. Hutter’s death on or after July 1 of any year his beneficiaries would receive a prorated portion of any bonus, a “stub bonus,” that would have been earned by him during that year (but for his death) based on the bonus criteria for that year established by the Board of Directors.

In the event of the termination of Mr. Hutter’s employment due to his permanent disability or upon the expiration without renewal of his employment agreement, then Mr. Hutter would be entitled to receive the following:

•	one-half of the full severance amount, payable over the 12 months following the date of termination;

•	one-half of the full separation bonus, payable pro rata from the date of termination of employment through March 14 of the following calendar year;

•	any stub bonus, if the termination of employment occurs on or after July 1 of any year; and

•	the continuation of all life, disability, medical and other insurance plans and benefits in which he and his family participated prior to such termination for a period of two years, in the event of disability, or one year, in the event of the expiration of his employment agreement.

In addition, in the event of the termination of Mr. Hutter’s employment upon his death or due to his permanent disability, all unvested restricted shares held by him at that time would automatically vest and become exercisable.

Eric Dupont. Under Mr. Dupont’s employment agreement, which is described above under “—Employment Agreements—Eric Dupont,” Mr. Dupont will receive certain compensation upon the termination of his employment, including upon or after a change in control.

In the event of the termination of Mr. Dupont’s employment by us without cause, then Mr. Dupont would be entitled to the following:

•	a severance amount equal to the sum of (i) one times his base salary in effect upon termination, plus (ii) the average annual bonus awarded to him for the prior three fiscal years (or such lesser period as applicable);

•	any restricted shares that are unvested at the time of termination would automatically vest; and

•	the continuation of all life, disability, medical and other insurance plans and benefits in which he and his family participated prior to such termination for a period of one year.

In the event of the termination of Mr. Dupont’s employment, either by us or our successor without cause or by Mr. Dupont for good reason, within three years after a change in control, then Mr. Dupont would be entitled to receive the same compensation as he would receive if his employment is terminated by us without cause, and in addition all unvested stock options held by him at the time of termination would automatically vest and become fully exercisable.

In the event of the termination of Mr. Dupont’s employment upon his death or disability, by us for cause or by Mr. Dupont voluntarily, then Mr. Dupont would only be entitled to receive the accrued and unpaid portions of his salary and bonus earned through the date of termination.

Gary J. Zuiderveen. Under Mr. Zuiderveen’s employment agreement, which is described above under “—Employment Agreements—Gary J. Zuiderveen,” Mr. Zuiderveen is not entitled to any further compensation upon the termination of his employment for any reason, whether at the expiration of its term or earlier by us or by him.

Potential Payments Upon Termination of Employment Table. The information below shows the potential amount of compensation that would be payable to Messrs. Hinton, Hutter and Dupont in the event of the termination of such executive’s employment under the circumstances listed in the table. The amounts of compensation payable upon termination are estimates only and assume that such termination was effective as of December 31, 2015 and that all amounts earned through such time had been fully paid. The actual amounts to be paid out can only be determined at the time of such executive’s termination of employment from us. As discussed above, Mr. Zuiderveen is not entitled to any further compensation upon the termination of his employment for any reason.

Potential Payments Upon Termination of Employment Table

Name	Severance Amount and Separation Bonus (1) ($)	Continuation of Employee Benefits (2) ($)	Acceleration of Restricted Stock Awards (3) ($)	Acceleration of Stock Options (4) ($)	Other ($)(5)	Total Termination Benefits ($)
Sidney Hinton
• Change in Control (6)	4,200,000	95,667	4,737,712	0	684,324	9,717,703
• Involuntary without Cause	4,200,000	95,667	4,737,712	0	0	9,033,379
• Voluntary with Good Reason	4,200,000	95,667	0	0	0	4,295,667
• Involuntary with Cause	0	0	0	0	0	0
• Voluntary without Good Reason	0	0	0	0	0	0
• Death (7)	0	0	1,461,199	0	0	1,461,199
• Disability	1,400,000	95,667	1,461,199	0	0	2,956,866
• Expiration of Term (8)	1,400,000	0	0	0	0	1,400,000

Christopher T. Hutter
• Change in Control (6)	975,596	38,328	225,750	17,680	0	1,257,354
• Involuntary without Cause	975,596	38,328	0	0	0	1,013,924
• Voluntary with Good Reason	0	0	0	0	0	0
• Involuntary with Cause	0	0	0	0	0	0
• Voluntary without Good Reason	0	0	0	0	0	0
• Death (7)	0	0	225,750	0	0	225,750
• Disability	487,798	38,328	225,750	0	0	751,876
• Expiration of Term (8)	487,798	19,164	0	0	0	506,962

Eric Dupont
• Change in Control (6)	344,580	16,659	353,675	7,110	0	722,024
• Involuntary without Cause	344,580	16,659	353,675	0	0	714,914
• Voluntary with Good Reason	0	0	0	0	0	0
• Involuntary with Cause	0	0	0	0	0	0
• Voluntary without Good Reason	0	0	0	0	0	0
• Death (7)	0	0	353,675	0	0	353,675
• Disability	0	0	353,675	0	0	353,675
• Expiration of Term (8)	0	0	0	0	0	0

(1)	Based upon base salaries as in effect on December 31, 2015, and upon the average of bonuses paid for the three years ended December 31, 2015 (or such lesser period as applicable).
(2)	Based upon 2015 rates without giving any effect to rate and price increases.
(3)	Reflects the aggregate value of the shares of restricted stock that were unvested as of December 31, 2015 that would vest upon the occurrence of the respective event of termination (“accelerated restricted shares”), which aggregate value was calculated by multiplying (i) the fair market value of our common stock as of December 31, 2015, which was $15.05 per share based upon the closing sale price of our common stock on such date as reported on the New York Stock Exchange, by (ii) the number of accelerated restricted shares.
(4)	Reflects the aggregate value of in-the-money stock options that were unvested as of December 31, 2015 that would vest upon the occurrence of the respective event of termination (“accelerated options”), which aggregate value was calculated by multiplying (i) the amount by which the fair market value of our common stock as of December 31, 2015, which was $15.05 per share based upon the closing sale price of our common stock on such date as reported on the New York Stock Exchange, exceeded the applicable exercise price of such accelerated options, by (ii) the number of accelerated options.

(5)	Reflects the aggregate value of the shares underlying the performance units that were unvested as of December 31, 2015 that would vest upon the occurrence of the respective event of termination (“accelerated performance shares”), which aggregate value was calculated by multiplying (i) the fair market value of our common stock as of December 31, 2015, which was $15.05 per share based upon the closing sale price of our common stock on such date as reported on the New York Stock Exchange, by (ii) the number of accelerated performance shares, assuming the target level of performance.
(6)	Assumes the termination of the named executive officer’s employment within three years after a change in control, and that such termination was either without cause if by our successor, or for good reason, if by the executive. See “—Employment Agreements, Post-Employment Compensation and Potential Payments Upon Termination or a Change in Control—Employment Agreements” above.
(7)	Does not include the proceeds of any life insurance policies funded by us and payable to the named executive officer’s beneficiaries upon death.
(8)	The expiration of the current term (including, for Messrs. Hinton and Hutter, of the renewal term) of employment under the employment agreements for each executive occurs after December 31, 2015, but for purposes of this table is assumed to occur on December 31, 2015.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting the compensation for our directors, we consider the significant amount of time and effort that directors spend fulfilling their duties to us, both on our Board and on committees of the Board, as well as the skill-level, expertise and accountability required of members of the Board. We believe that annual compensation for non-employee directors should generally consist of a mix of a cash component, designed to compensate members for their service on the Board and its committees, and an equity component, designed to enhance the alignment of the interests of our directors with our stockholders. The Compensation Committee periodically reviews the compensation of our directors and, from time to time, recommends to the full Board changes to the compensation of our directors.

Compensation Arrangements

Directors who are also officers or employees of our company or any of our subsidiaries do not receive any additional compensation for serving on the Board of Directors or its committees. All directors are reimbursed for their out-of-pocket costs of attending meetings of the Board and its committees, and for their out-of-pocket costs and expenses incurred in attending director education programs. Directors who are not also officers or employees of our company or any of our subsidiaries, which we refer to as non-employee directors, receive a combination of cash, the amount of which is based on the Board retainer and committee chairmanships and membership fees, and annual grants of equity awards.

During fiscal 2015, each of our non-employee directors received an annual retainer of $50,000 for service on our Board, plus an annual fee of $7,500 per committee membership. In addition, during 2015 each non-employee director serving as a committee chairman also received an annual fee of $10,000, which annual fee was increased effective July 1, 2015 to $15,000 for the chairmen of the Audit Committee and the Compensation Committee and $12,500 for the chairmen of the Nominating and Corporate Governance Committee and Risk Committee. Our non-executive Chairman of the Board also receives a separate retainer, which was $15,000 annually until July 1, 2015 when the retainer was increased to $30,000 annually for his service in that capacity. Commencing in 2016, each non-employee director also received a fee of $2,000 per Board meeting attended, other than regular quarterly Board meetings.

In addition, each continuing non-employee director receives an annual stock award with an aggregate fair market value equal to $50,000, based on the closing sale price of our common stock on the date of grant as reported on the New York Stock Exchange. The stock award vests in four equal quarterly installments over the succeeding year. Through 2014, the stock award consisted of shares of restricted stock. In 2015, the stock award consisted of shares of restricted stock or of restricted stock units, referred to as RSUs, or an equal combination thereof, as elected by each non-employee director. In addition, the RSUs granted to directors may have a deferred settlement date as elected by each director. At the effective time of the Merger, all unvested restricted shares and RSUs (whether vested or unvested, and whether or not settled) will be deemed fully vested and be cancelled and converted into the right to receive $18.75 in cash in respect of each share of common stock covered by the award.

A new non-employee director, upon initial election or appointment, receives a stock grant equal to $50,000, based on the closing sale price of our common stock on the date of initial election or appointment (or, if such date is not a trading day, on the first trading day thereafter) as reported by the New York Stock Exchange. For directors first elected to the Board at an annual meeting of stockholders for a three year term, the stock award will vest on the last full day of such new director’s term. For all other new directors, the stock award will vest on the third anniversary of election or appointment. Prior to 2015, the stock award consisted of shares of restricted stock. Commencing in 2015, the stock award may consist of shares of restricted stock or RSUs, or an equal combination thereof, as elected by each new non-employee director. These RSU awards to non-employee directors are subject to the same vesting requirements as the prior restricted stock awards to non-employee directors, but settlement of the award and receipt of the shares may be deferred until a date after vesting.

We do not provide any life insurance, disability, health care coverage, retirement or pension plans or other benefits to our non-employee directors.

Stock Ownership Guidelines

Our Board of Directors has adopted stock ownership guidelines for our non-employee directors, as discussed under “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines.” The stock ownership guideline for our non-employee directors is three times their annual cash retainer. We believe these guidelines are consistent with our culture, which encourages a spirit and responsibility of ownership, including through the ownership of an equity interest in our company, and help enhance the alignment of the interests of our directors with our stockholders.

Director Compensation Table

The following table summarizes the total compensation we paid to our non-employee directors for fiscal 2015:

Director Compensation for Fiscal 2015

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Total ($)
W. Kent Geer	112,500	50,000	162,500
Thomas J. Madden III	91,250	50,000	141,250
Kevin P. Collins	91,250	50,000	141,250
A. Dale Jenkins	90,000	50,000	140,000

(1)	Sidney Hinton, who served as a director during fiscal 2015, is not included in this table because as our President and Chief Executive Officer he received no separate or additional compensation for his service on the Board of Directors. The compensation received by Mr. Hinton as an executive officer during fiscal 2015 is shown in the Summary Compensation Table under “Executive Compensation.”
(2)	Includes all fees earned for services as a director during fiscal 2015, including the annual cash retainer for service on our Board, annual committee chair retainers and annual committee membership fees. Also includes, for Mr. Geer, the retainer for his service as the Chairman of the Board.
(3)	On June 10, 2015, each non-employee director was granted an annual equity award equal to $50,000 in either shares of restricted common stock or RSUs or an equal combination thereof, in each case vesting in four equal quarterly installments over the subsequent 12 months, and the grant date fair value of this award, as computed in accordance with FASB ASC Topic 718, was $15.49 per share, based upon the closing sale price of our common stock on the date of grant as reported on the New York Stock Exchange.
(4)

The following table shows the number of shares of common stock that could be acquired upon the exercise of outstanding options, and the number of unvested shares of restricted stock and unvested RSUs outstanding, held by our incumbent non-employee directors as of December 31, 2015:

Name (a)	Options Outstanding on December 31, 2015(b)	Unvested Shares of Restricted Stock Outstanding as of December 31, 2015(c)	Unvested Restricted Stock Units Outstanding as of December 31, 2015(d)
W. Kent Geer	0	807	807
Thomas J. Madden III	0	0	1,614
Kevin P. Collins	15,000	0	1,614
A. Dale Jenkins	0	2,998	1,614

(a)	The outstanding options held by Mr. Hinton as of December 31, 2015 are shown in the Outstanding Equity Awards at Fiscal Year-End Table under “Executive Compensation.”
(b)	All options were fully vested as of December 31, 2015.
(c)	Represents only shares of restricted stock that had not vested as of December 31, 2015.
(d)	Represents only restricted stock units that had not vested as of December 31, 2015.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors. No member of the Compensation Committee is or has ever been an officer or employee of us or of any of our subsidiaries, and no member has any relationship required to be disclosed pursuant to Item 404 of Regulation S-K. None of our executive officers serves as a member of the board of directors or of the compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding the beneficial ownership of our common stock as of April 7, 2016 (except as otherwise noted) by:

•	each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors and nominees for director;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o PowerSecure International, Inc., 1609 Heritage Commerce Court, Wake Forest, North Carolina 27587. The information provided in the table below is based on our records, information filed with the SEC and information provided by our directors and executive officers.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent (2)
GAMCO Investors, Inc. and affiliates (3) One Corporate Center Rye, New York 10580	2,285,005	10.2
Wellington Management Group LLP (4) Wellington Trust Company, NA c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02110	2,177,127	9.7
Dimensional Fund Advisors LP (5) Building One 6300 Bee Cave Road Austin, TX 78746	1,334,982	5.9
Blackrock, Inc. (6) 55 East 52nd Street New York, NY 10022	1,252,175	5.6
Sidney Hinton	669,090	3.0
Christopher T. Hutter (7)	58,996	*
Gary J. Zuiderveen	97,798	*
Eric Dupont (8)	32,212	*
Ronnie Brannen (9)	17,000	*
W. Kent Geer (10)	30,202	*
Thomas J. Madden III (11)	62,395	*
Kevin P. Collins (12)	64,946	*
A. Dale Jenkins (13)	13,343	*
All current directors and executive officers as a group (9 persons)(14)	1,045,982	4.7

*	Less than 1%.
(1)	For purposes of this table, we have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, although such information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the beneficial owner has sole or shared voting power or investment power and any shares that the beneficial owner has the right to acquire within 60 days of April 7, 2016 through the exercise of any stock option or other right. In addition, such shares that the beneficial owner has the right to acquire are deemed to be outstanding in calculating the percent beneficially owned by such beneficial owner, but are not deemed to be outstanding in determining the percent beneficially owned by any other beneficial owner. Moreover, restricted shares, even if subject to vesting or forfeiture, are deemed to be beneficially owned by the grantee and deemed to be outstanding in calculating the percent beneficially owned by such beneficial owner and by any other beneficial owner. Unless otherwise indicated in these notes, we believe, based on the information furnished to us, that each beneficial owner has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.
(2)	The percentage ownership is based upon 22,508,173 shares of common stock outstanding as of April 7, 2016.
(3)	Information based on Amendment No. 2 to Schedule 13D filed with the SEC on April 4, 2016 by Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Associated Capital Group, Inc. (“AC”) and Mario J. Gabelli (collectively, the “Gabelli Reporting Persons”), indicating beneficial ownership as of March 31, 2016. Gabelli Funds has sole voting and dispositive power with respect to 1,654,361 shares, GAMCO has sole voting and dispositive power with respect to 564,484 shares, and GSI has sole voting and dispositive power with respect to 66,160 shares. GGCP makes investments for its own account and is the manager and a member of GGCP Holdings LLC, which is the controlling shareholder of GBL and AC. GBL is the parent company for a variety of companies engaged in the securities business, including GAMCO, Gabelli Funds, and GSI. GBL is the parent company for a variety of companies engaged in the securities business, including GAMCO, Gabelli Funds, and GSI. GAMCO, a wholly-owned subsidiary of GBL, is a registered investment adviser. GSI, a majority-owned subsidiary of AC, is a registered investment adviser. GSI is an investment manager and the parent company of Gabelli & Company which is a registered broker-dealer. Gabelli Funds is a registered investment advisor. Mario Gabelli is the controlling stockholder, Chief Executive Officer and a director of GGCP, the Chairman and Chief Executive Officer of GBL, the Executive Chairman and Chief Executive Officer of AC and a member of GGCP Holdings. The Gabelli Reporting Parties do not admit that they constitute a group. AC, GBL, GGCP and Mario Gabelli are deemed to have beneficial ownership of the shares owned beneficially by GAMCO, Gabelli Funds and GSI.
(4)	Information based upon Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2016 by Wellington Management Group LLP (“Wellington Management”), indicating beneficial ownership as of December 31, 2015, and also indicating that Wellington Management, in its capacity as investment adviser, has shared dispositive power with respect to 2,177,127 shares and shared voting power with respect to 1,573,065 shares held of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management, none of which has beneficial ownership of five percent or more of our outstanding shares of common stock except Wellington Trust Company, NA (“Wellington Trust”), which reports shared voting and dispositive power with respect to 1,239,865 of these shares based upon Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2016 by Wellington Trust.
(5)	Information based upon Amendment No. 5 to Schedule 13G filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP indicating beneficial ownership as of December 31, 2015. Dimensional Fund Advisors LP has sole voting power with respect to 1,280,258 shares and sole dispositive power with respect to 1,224,982 shares. Dimensional Fund Advisors LP is a registered investment adviser that furnishes investment advice to four registered investment companies, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Dimensional Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Dimensional Funds. In its role as investment adviser, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of the shares held by the Dimensional Funds. However, all these shares listed in this table are owned by the Dimensional Funds. Dimensional disclaims beneficial ownership of such securities.

(6)	Information based upon Amendment No. 2 to Schedule 13G filed with the SEC on January 27, 2016 by Blackrock, Inc., indicating beneficial ownership as of December 31, 2015, and also indicating that Blackrock, Inc. has sole dispositive power with respect to 1,252,175 shares and sole voting power with respect to 1,218,512 shares.
(7)	Includes 15,000 shares that may be acquired by Mr. Hutter upon the exercise of stock options currently exercisable or exercisable within 60 days of April 7, 2016.
(8)	Includes 6,000 shares that may be acquired by Mr. Dupont upon the exercise of stock options currently exercisable or exercisable within 60 days of April 7, 2016.
(9)	Includes 7,000 shares that may be acquired by Mr. Brannen upon the exercise of stock options currently exercisable or exercisable within 60 days of April 7, 2016.
(10)	Does not include 1,614 shares that may be acquired by Mr. Geer upon the settlement of restricted stock units that will be settled on the earlier of (i) a change in control, or (ii) termination of service.
(11)	Does not include 3,228 shares that may be acquired by Mr. Madden upon the settlement of restricted stock units that will be settled on the earlier of (i) a change in control, or (ii) the later of (A) termination of service, or (B) June 10, 2018.
(12)	Includes 15,000 shares that may be acquired by Mr. Collins upon the exercise of stock options currently exercisable or exercisable within 60 days of April 7, 2016. Does not include 3,228 shares that may be acquired by Mr. Collins upon the settlement of restricted stock units that will be settled on the earliest of (i) a change in control, (ii) termination of service, or (iii) June 10, 2018.
(13)	Does not include 3,228 shares that may be acquired by Mr. Jenkins upon the settlement of restricted stock units that will be settled on the earlier of (i) a change in control, or (ii) termination of service.
(14)	Includes 43,000 shares that may be acquired upon the exercise of stock options exercisable within 60 days of April 7, 2016 by our current directors and executive officers. See notes (7), (8), (9) and (12). Does not include 11,298 shares that may be acquired by our current directors upon the settlement of restricted stock units that will be settled as provided in notes (10) through (13).

Equity Compensation Plan Information

Our 2008 Stock Incentive Plan, which is our current stock plan, and our 1998 Stock Incentive Plan, which is our former stock plan, are our only two equity compensation plans under which shares of our common stock have been authorized for issuance to our directors, officers, employees, advisors and consultants and awards have been made and were outstanding as of December 31, 2015. In addition, as of December 31, 2015, all outstanding equity awards were granted under plans approved by our stockholders

The following table contains information about the shares of our common stock that may be issued upon the exercise of options that were outstanding under our existing equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	422,150	(1)	$10.16	481,689	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	422,150		$10.16	481,689	(2)

(1)	Represents options to purchase shares of common stock granted under our 1998 Stock Incentive Plan and under our 2008 Stock Incentive Plan that were outstanding but unexercised as of December 31, 2015.
(2)	Represents shares of common stock available for issuance under our 2008 Stock Incentive Plan as of December 31, 2015. We cannot make any additional awards under our 1998 Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have adopted a written policy regarding the review and approval of related person transactions. Under this policy, our Audit Committee, all the members of which are independent, must review any material transaction in which we are a participant and any related person has a direct or indirect material interest. The Audit Committee may approve the related person transaction if it determines that the transaction is on terms that are comparable to, or no less favorable to us than, terms that could be obtained from unaffiliated persons, and that the transaction is in or not inconsistent with the best interests of us and our stockholders. For purposes of this policy, related persons means our directors, officers, 5% stockholders, the immediate family members of any of the foregoing persons, and any firms, corporations, partnerships or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

We have entered into indemnification agreements with each of our directors and our executive officers. These agreements require us to indemnify such persons against certain liabilities that may arise against them by reason of their status or service as our officers or directors, to the fullest extent permitted by Delaware law, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We maintain insurance policies covering our officers and directors under which the insurer has agreed to pay the amount of any claim made against the officers or directors that such officers or directors may otherwise be required to pay or for which we are required to indemnify such officers and directors, subject to certain exclusions and conditions, up to policy limits.

Director Independence

Under our Corporate Governance Guidelines and the listing standards of the New York Stock Exchange, a majority of the members of our Board of Directors must be “independent directors.” In order to assist it in determining the independence of our directors, our Board has adopted a formal set of categorical standards, which we refer to as the Standards of Director Independence, which are based upon and consistent with the definitions of independent directors under applicable law, SEC rules and regulations, including Rule 10A-3 under the Exchange Act and the current listing standards of the New York Stock Exchange. Under these Standards of Director Independence, a director will only be considered independent if the director is not an executive officer or employee of our company and if our Board of Directors affirmatively determines that the director has no material relationship with us, either directly or as a partner, shareholder or officer of an organization that has a relationship with us, and that the director has no other relationship which, in the opinion of our Board, would interfere with that director’s exercise of independent judgment in carrying out the responsibilities of a director. In making such determination, the Board of Directors considers all relevant facts and circumstances, including any transactions in which we participate and in which any director has any interest. Our Standards of Director Independence are available on the Investor Relations section of our website at www.powersecure.com under “Corporate Governance.”

The Board of Directors has affirmatively determined that all of our directors other than Mr. Hinton, our Chief Executive Officer, are independent within the meaning and definition of that term under our Standards of Director Independence and the current listing standards of the New York Stock Exchange. Accordingly, a majority of the members of our Board of Directors is independent. Our Board has also determined that each member of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee is independent. In making its independence determinations, our Board considered that Messrs. Geer, Madden, Collins and Jenkins are not executive officers or employees of our company and have no relationships with us other than as directors and stockholders. Our Board also determined that the relationship of Mr. Geer as our non-executive Chairman of the Board, including the $15,000 annual retainer we pay him for his services as our Chairman, does not interfere with his exercise of independent judgment as a director.

Item 14.	Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since 2004. In addition, Hein provides us with certain audit-related services as described below.

The aggregate fees for professional services rendered to us by Hein for the fiscal years ended December 31, 2015 and December 31, 2014 were as follows:

	Fees
	2015	2014
Audit Fees (1)	$460,536	$357,565
Audit-Related Fees (2)	14,260	73,075
Tax Fees	0	0
All Other Fees	0	0

Total	$474,796	$430,640

(1)	“Audit Fees” consist of fees for professional services rendered by Hein for the audit of our consolidated annual financial statements, the audit of our internal control over financial reporting, and the quarterly review of our consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.
(2)	“Audit-Related Fees” consist of fees for professional services rendered by Hein for (i) for 2015 and 2014, the audit of our 401(k) plan, and (ii) for 2014, the audit of our mission critical data center operations that we acquired in 2014.

The Audit Committee has determined that the provision of non-audit services by Hein in fiscal 2015 and fiscal 2014 was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The Audit Committee may delegate this pre-approval authority to one or more of its members, such as its chairman. If any service is pre-approved pursuant to such delegation, the pre-approving member must report the same to the Audit Committee at the next scheduled meeting. In accordance with this pre-approval policy, all professional services provided by Hein as our independent registered public accounting firm during fiscal 2015 and fiscal 2014 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed

We have filed the following financial statements, schedules and exhibits as part of this Annual Report on Form 10-K:

1.	Financial Statements

The required financial statements were previously filed in the Original Form 10-K.

2.	Financial Statement Schedules

The required financial statement schedules were previously filed in the Original Form 10-K.

3.	Exhibits

The exhibits required by this item are listed on the Exhibit Index immediately following the signature page of this report.

(b)	Item 601 Exhibits

The exhibits required by this item are listed on the accompanying Exhibit Index immediately following the signature page of this report.

(c)	Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 15(a)(2) of this report, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of April, 2016.

POWERSECURE INTERNATIONAL, INC.

By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer

By:	/s/ ERIC DUPONT
Eric Dupont
Executive Vice President and
Chief Financial Officer

S-1

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Year Ended December 31, 2015

As amended by Amendment No. 1

EXHIBIT INDEX

Number	Description

(2.1)	Asset Purchase and Sale Agreement, dated as of October 14, 2014, between Power Design, Inc. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014).*

(2.2)	Agreement and Plan of Merger, dated February 24, 2016, by and among The Southern Company, PSMS Corp. and PowerSecure International, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed February 25, 2016).*

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed August 22, 2007.)

(3.3)	Certificate of Amendment to the Second Restated Certificate of Incorporation of PowerSecure International, Inc., filed with the Secretary of State of the State of Delaware on June 19, 2012. (Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-182214.)

(3.4)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(10.1)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)**

(10.2)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.3)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

(10.4)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)**

Number	Description

(10.5)	PowerSecure International, Inc. 2008 Stock Incentive Plan, as amended and restated effective June 19, 2012. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 27, 2012.)**

(10.6)	Form of Restricted Stock Agreement under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.7)	Form of Incentive Stock Option Agreement for Employees under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.8)	Form of Non-Qualified Stock Option Agreement under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)**

(10.9)	Form of Non-Qualified Stock Option Agreement for Directors (Net Exercise Model) under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)**

(10.10)	Form of Non-Qualified Stock Option Agreement for Employees (Net Exercise Model) under Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)**

(10.11)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(10.12)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)**

(10.13)	Letter Agreement, dated February 24, 2016, among The Southern Company, PowerSecure International, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 25, 2016.)**

(10.14)	Restricted Stock Agreement, dated as of December 5, 2013, between PowerSecure International, Inc. and Sidney Hinton (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 9, 2013.)**

(10.15)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)**

(10.16)	Amendment No. 1 to First Amended and Restated Employment and Non-Competition Agreement, dated as of November 6, 2014, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)**

(10.17)	Employment and Non-Competition Agreement, dated as of September 28, 2012, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 4, 2012.)**

(10.18)	Employment and Non-Competition Agreement, dated as of September 16, 2014, between Registrant and Eric Dupont. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 18, 2014.)**

Number	Description

(10.19)	Amended and Restated Employment and Non-Competition Agreement, dated as of February 15, 2016, between Registrant and Ronnie Brannen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 19, 2016.)**

(10.20)	PowerSecure International, Inc. 2010 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2010.)**

(10.21)	Summary Sheet of Compensation of Non-Employee Directors, as of March 1, 2015. (Filed herewith.)**

(10.22)	Amended and Restated Credit Agreement, dated as of December 21, 2011, among Registrant, as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.23)	Confirmation Agreement, dated as of December 21, 2011, among Registrant and its active subsidiaries and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.24)	First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2012, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 19, 2012.)

(10.25)	Second Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2013 among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.26)	Amended and Restated Credit Agreement, dated as of December 21, 2011, as amended through June 19, 2013, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 20, 2013).

(10.27)	Third Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2014.)

(10.28)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2014, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2014.)

(10.29)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 7, 2015.)

(10.30)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2015, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed November 3, 2015.)

Number	Description

(10.31)	Waiver to Credit Agreement, dated as of February 23, 2016, among PowerSecure International, Inc., Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 25, 2016.)

(10.32)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.33)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.34)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.35)	Deed of Trust, dated as of January 17, 2008, by PowerSecure, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008.)

(10.36)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.37)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.38)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.39)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.40)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.41)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.42)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

Number	Description

(10.43)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.44)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.45)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(10.46)	Engineering, Procurement and Construction Agreement – Location 1, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.47)	Engineering, Procurement and Construction Agreement – Location 2, dated as of July 14, 2014, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.48)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.49)	Master Supply Agreement – Location 1, dated as of August 15, 2014, between PowerSecure Solar, LLC and REC Americas LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q/A, filed February 3, 2015.)***

(10.50)	Engineering, Procurement and Construction Agreement, dated as of July 9, 2015, between PowerSecure Solar, LLC and Georgia Power Company. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A, filed January 25, 2016.)***

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant.****

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm. ****

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****

Number	Description

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****

(31.3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.4)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****

(101.INS)	XBRL Instance Document.****

(101.SCH)	XBRL Taxonomy Extension Schema Document.****

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.****

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.****

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.****

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.****

*	The schedules to this have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request by the Commission.
**	Indicates management contract or compensation plan or arrangement.
***	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
****	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 14, 2016.