Form 10-Q
period 2016-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2016-05-06
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016, 22,508,173 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$6,399	$18,433
Trade receivables, net of allowance for doubtful accounts of $464 and $502, respectively	115,864	137,899
Inventories	65,843	64,062
Income taxes receivable	389	361
Prepaid expenses and other current assets	2,419	3,413

Total current assets	190,914	224,168

Property, plant and equipment:
Equipment	73,882	69,484
Furniture and fixtures	766	766
Land, building and improvements	8,089	8,089

Total property, plant and equipment, at cost	82,737	78,339
Less accumulated depreciation and amortization	26,926	25,730

Property, plant and equipment, net	55,811	52,609

Other noncurrent assets:
Goodwill	41,582	41,582
Deferred tax asset, net	2,776	—
Restricted annuity contract	3,137	3,137
Intangible assets and capitalized software costs, net of accumulated amortization of $11,872 and $10,903, respectively	11,109	11,830
Other assets	2,443	2,489

Total other noncurrent assets	61,047	59,038

Total Assets	$307,772	$335,815

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,460	$88,370
Accrued and other liabilities	47,234	54,917
Accrued restructuring liabilities	38	585
Current portion of long-term debt	4,245	4,416

Total current liabilities	108,977	148,288

Long-term liabilities:
Revolving line of credit	25,000	—
Long-term debt, net of current portion	13,261	14,187
Deferred tax liability, net	—	2,911
Other long-term liabilities	4,298	4,941

Total long-term liabilities	42,559	22,039

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,508,173 and 22,501,173 shares issued and outstanding, respectively	225	225
Additional paid-in-capital	165,142	164,429
Retained earnings (deficit)	(9,025)	898
Accumulated other comprehensive income (loss)	(106)	(64)

Total stockholders’ equity	156,236	165,488

Total Liabilities and Stockholders’ Equity	$307,772	$335,815

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$105,151	$79,509
Cost of sales (excluding depreciation and amortization)	95,865	58,180

Gross profit	9,286	21,329

Operating expenses:
General and administrative	18,439	15,634
Selling, marketing and service	3,295	2,748
Depreciation and amortization	2,728	2,477

Total operating expenses	24,462	20,859

Operating income (loss)	(15,176)	470
Other income and (expenses):
Interest income and other income	1	1
Interest expense	(394)	(269)

Income (loss) before income taxes	(15,569)	202
Income tax expense (benefit)	(5,646)	81

Net income (loss)	$(9,923)	$121

Earnings (loss) per share:
Basic	$(0.44)	$0.01

Diluted	$(0.44)	$0.01

Weighted average common shares outstanding during the period:
Basic	22,505	22,385

Diluted	22,505	22,489

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(9,923)	$121
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustment, net of tax benefit of $0 and $0, respectively	20	—
Cash flow hedge:
Change in unrealized gain (loss)	(84)	(81)
Reclassification adjustment for net (gains) losses included in net income (loss)	22	36

Other comprehensive income (loss) from cash flow hedge, net of tax	(62)	(45)

Total other comprehensive income (loss), net of tax	(42)	(45)

Total comprehensive income (loss), net of tax	$(9,965)	$76

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,923)	$121
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,728	2,477
Stock compensation expense	632	650
Deferred taxes	(5,646)	—
(Gain) loss on disposal of miscellaneous assets	91	(22)
Changes in operating assets and liabilities:
Trade receivables, net	22,035	(8,906)
Inventories	(1,781)	(2,047)
Other current assets and liabilities	973	1,348
Other noncurrent assets and liabilities	(701)	(9)
Accounts payable	(30,910)	(619)
Accrued and other liabilities	(7,683)	737
Accrued restructuring liabilities	(547)	(88)

Net cash used in operating activities	(30,732)	(6,358)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,060)	(2,012)
Additions to intangible rights and software development	(247)	(802)
Proceeds from sale of property, plant and equipment	8	146

Net cash used in investing activities	(5,299)	(2,668)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	25,000	—
Principal payments on long-term borrowings	(1,104)	(933)
Principal payments on capital lease obligations	—	(241)
Proceeds from stock option exercises	81	271

Net cash provided by (used in) financing activities	23,977	(903)

Effects of currency exchange rate changes on cash and cash equivalents	20	—

Net decrease in cash and cash equivalents	(12,034)	(9,929)
Cash and cash equivalents at beginning of period	18,433	33,775

Cash and cash equivalents at end of period	$6,399	$23,846

See accompanying notes to condensed consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2016 and December 31, 2015 and

For the Three Month Periods Ended March 31, 2016 and 2015

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

Basis of Presentation

Organization – The accompanying condensed consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., PowerSecure Lighting, LLC (“PowerSecure Lighting”), Solais Lighting, Inc. (“Solais”), EnergyLite, Inc.(“EnergyLite”), Reid’s Trailer, Inc. d/b/a PowerFab (“PowerFab”), Innovation Energies, LLC, and PowerSecure Solar, LLC (“PowerSecure Solar”) and PowerPackages, LLC which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”.

These condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the condensed consolidated financial position of us and our subsidiaries as of March 31, 2016 and the condensed consolidated results of our operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 and 2015.

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

Reclassifications – Certain 2015 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

2.	Proposed Merger with Southern Company

On February 24, 2016, we entered into the Merger Agreement with Southern Company and a wholly-owned subsidiary of Southern Company, which we refer to as the Merger Sub, providing for the merger of the Merger Sub with and into PowerSecure, with PowerSecure surviving as a wholly-owned subsidiary of Southern Company (the “Merger”). At the effective time of the Merger, subject to meeting specified customary closing conditions, each share of our common stock will be converted automatically into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes. The Merger Agreement also provides that, at the effective time of the Merger, (i) all outstanding stock options will be deemed to be fully vested and converted into the right to receive a cash payment equal to the excess of the merger consideration over the exercise prices of such stock options, (ii) all outstanding restricted shares and restricted stock units will be deemed to be fully vested and converted into the right to receive the merger consideration, except for certain unvested restricted shares held by our Chief Executive Officer, which will be converted into a stock award relating to shares of Southern Company, and (iii) all performance share units payable in shares of Common Stock will be deemed vested at the target level of achievement and converted into the right to receive the merger consideration. In the Merger Agreement, we agreed to covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Merger.

Completion of the Merger is subject to various closing conditions, including, among others (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our common stock, which occurred at the special meeting of stockholders held on May 5, 2016, (ii) the receipt of all regulatory approvals required to consummate the Merger, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended (the Hart-Scott-Rodino Act), which have been received, (iii) the absence of any law or injunction prohibiting the closing of the Merger, and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s performance in all material respects with its obligations under the Merger Agreement, and (c) no material adverse effect (as defined in the Merger Agreement) on us having occurred. The Merger is not subject to any financing condition.

The Merger Agreement contains customary representations, warranties and covenants by us and Southern Company, including, among others, covenants by us not to solicit proposals relating to alternative business combinations or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative business combination proposals or withdraw or adversely modify the recommendation of our Board in favor of the stockholder approval. In addition, the Merger Agreement contains (i) agreements by us to conduct our business in the ordinary course until the Merger is consummated, to not engage in certain kinds of transactions, and (ii) agreements by each of the parties to use their reasonable best efforts to obtain all required regulatory approvals.

The Merger Agreement contains certain termination rights, including the right by us to terminate the Merger Agreement if our Board has changed its recommendation in favor of the Merger in connection with a “Superior Proposal” or “Intervening Event” as such terms are defined in the Merger Agreement. The Merger Agreement also provides that, upon termination of the Merger Agreement in specified circumstances, we will be required to pay Southern Company a termination fee of $12.0 million. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 30, 2016.

On February 23, 2016, the lenders under our credit facility provided a waiver of any event of default arising from the execution of the Merger Agreement (but not the consummation of the Merger) under the credit agreement with our lenders. On May 6, 2016, those lenders also provided a waiver of any event of default arising under the credit agreement from (i) the consummation of the Merger Agreement under the credit agreement, and (ii) our failure to comply with the minimum fixed charge coverage ratio financial covenant under the credit agreement at March 31, 2016.

On March 31, 2016, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with regard to the Merger, and on May 5, 2016, at a special meeting of shareholders of the Company, the holders of a majority of all outstanding shares of our common stock voted to approve the Merger, thus fulfilling two of the primary conditions to complete the transaction.

As of the date of this report, the Company expects to complete the Merger on or around May 9, 2016.

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

Accounts Receivable – Accounts receivable includes both billed and unbilled receivables from our customers. The balance of unbilled receivables included in accounts receivable was $47.7 million and $63.9 million at March 31, 2016 and December 31, 2015, respectively. Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We monitor collections and payments from our customers and adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. In certain instances, from time to time, we may purchase credit insurance on our accounts receivable in order to minimize our exposure to potential credit loss. We maintain a provision for estimated credit losses.

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

From time to time, we have derived a material portion of our revenues from one or more significant customers. To date, nearly all our revenues have been derived from sales to customers within the United States, although we recently commenced deriving revenues from sales to customers in Canada and the Bahamas, and expect revenues from customers in such countries to increase in the future.

Inventories – Inventories are stated at the lower of cost (determined primarily on a specific-identification basis for the majority of our distributed generation inventory and secondarily on a first-in first-out basis for our LED-based lighting product inventory) or market. Our raw materials, equipment and supplies inventory consist primarily of equipment with long lead-times purchased for anticipated customer orders. Our work in progress inventory consists primarily of equipment and parts allocated to specific Distributed Generation and Solar projects accounted for on the percentage-of-completion basis. Our finished goods inventory consists primarily of LED-based lighting products stocked to meet customer order and delivery requirements. Inventory also includes shipping costs incurred on incoming product shipments. We provide a valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work.

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

Warranty Reserve – We provide a standard one year warranty for our Distributed Generation, switchgear, Utility Infrastructure, and Energy Efficiency Services equipment and a 5 to 10 year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our Solar Energy products and services including a warranty period of generally 1 to 5 years for defects in material and workmanship, a warranty period that can extend to 10 to 20 years for declines in power performance, and a warranty period which can extend to 15 to 25 years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The balance of our warranty reserve was $1.7 million and $1.7 million at March 31, 2016 and December 31, 2015, respectively, and is included in accrued and other liabilities in the accompanying condensed consolidated balance sheet.

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

Pre-tax share-based compensation expense recognized during the three months ended March 31, 2016 and 2015 was $0.6 million and $0.7 million, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. We did not record any long-lived asset impairment charges during the three months ended March 31, 2016 and 2015.

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

Recent Accounting Pronouncements

Employee Share-Based Payments – In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). ASU 2016-09 revises several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. We are in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. We adopted ASU 2015-17, on a prospective basis, for our annual period ending December 31, 2015. Accordingly, the accompanying condensed consolidated balance sheet at March 31, 2016 and December 31, 2015 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

Business Combinations – In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard became effective for us on January 1, 2016. The adoption of this standard had no effect on our consolidated financial statements.

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

Presentation of Debt Issuance Costs – In April 2015, the FASB issued ASU No. 2015-03: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and in August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented. We adopted the provisions of ASU 2015-03 and ASU 2015-15 on a retrospective basis for our annual period ended December 31, 2015. Accordingly, the accompanying condensed consolidated balance sheet at March 31, 2016 and December 31, 2015 reflects the presentation of debt issuance costs in accordance with ASU 2015-03 and ASU 2015-15.

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

Stock Compensation – In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This standard further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard became effective for us on January 1, 2016. The adoption of this standard had no effect on our consolidated financial statements.

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

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we reported a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 415 thousand common shares issuable upon the potential exercise of outstanding stock options were excluded from the calculation of diluted weighted average number of shares outstanding for the three months ended March 31, 2016, because their effect was antidilutive to our net loss for that period.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(9,923)	$121

Basic weighted-average common shares outstanding in period	22,505	22,385
Dilutive effect of stock options	—	104

Diluted weighted-average common shares outstanding in period	22,505	22,489

Basic earnings (loss) per common share	$(0.44)	$0.01

Diluted earnings (loss) per common share	$(0.44)	$0.01

5.	Restructuring Charges

From time to time and most recently in 2015, we have engaged in restructuring programs designed to reduce our cost structure and improve productivity. These initiatives typically consist of realigning operations, reducing employee counts, rationalizing facilities, changing manufacturing sourcing, eliminating certain products, inventory writedowns and long term asset disposals, and other actions designed to reduce our cost structure and improve productivity.

The following table summarizes our 2015 business realignment plan activities and the balance of our accrued restructuring liabilities at and for the three months ended March 31, 2016:

	Employee Termination Costs	Long Term Asset Writedowns	Total
2015 Business Realignment Plan:
Accrued charges, December 31, 2015	$538	$—	$538
Costs paid or otherwise settled	(500)	—	(500)

Accrued charges, March 31, 2016	$38	$—	$38

The following table summarizes our 2013 business realignment plan activities and the balance of our accrued restructuring liabilities at and for the three months ended March 31, 2016:

	Employee Termination Costs	Inventory Writedowns and Long Term Asset Disposals	Leasehold Termination Other Facility Exit Costs	Total
2013 Business Realignment Plan:

Accrued charges, December 31, 2015	$47	$—	$—	$47
Costs paid or otherwise settled	(47)	—	—	(47)

Accrued charges, March 31, 2016	$—	$—	$—	$—

The balances of our accrued restructuring liabilities at March 31, 2016 and December 31, 2015 are included in current liabilities in our condensed consolidated balance sheet. We expect the majority of the balance of our accrued restructuring charges at March 31, 2016 will be paid or otherwise settled during the remainder of 2016.

6.	Debt and Interest Rate Swap Contracts

Long-Term Credit Facility – We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At March 31, 2016 and December 31, 2015, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $40.0 million senior, first-priority secured revolving line of credit maturing on June 30, 2020, a $2.6 million term loan maturing on June 30, 2020, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. Our credit facility also contains an accordion provision permitting us to request an increase in the revolving loan by up to an additional $20 million, subject to lender’s participation

The credit facility contains three basic financial covenants. First, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. The fixed charge coverage ratio is currently based on our financial results for the previous four fiscal quarters on a rolling basis. Second, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the year ending December 31, 2014, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%.

On February 23, 2016, the lenders under our credit facility provided a waiver of any event of default arising from the execution of the Merger Agreement (but not the consummation of the Merger) under the credit agreement with our lenders. On May 6, 2016, those lenders also provided a waiver of any event of default arising from (i) the consummation of the Merger Agreement under the credit agreement, and (ii) the failure to meet the minimum fixed charge coverage ratio financial covenant under the credit agreement at March 31, 2016.

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

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. As discussed further in Note 7, we have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at March 31, 2016, $12.1 million of our outstanding credit facility debt bears interest at a fixed rate of 3.73% and $29.8 million of our outstanding credit facility debt, including amounts borrowed under the revolving portion of the credit facility, bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

At March 31, 2016, there was an aggregate balance of $16.9 million outstanding under the two term loans under our credit facility and there was $25.0 million outstanding under the revolving portion of the credit facility. At March 31, 2016 and December 31, 2015, we had $9.0 million and $36.0 million, respectively, of available and unused borrowing capacity from our revolving credit facility within the limits of our financial covenants. At May 6, 2016, an aggregate balance of $30.0 million was outstanding under our revolving credit facility, and there was approximately $4.0 million of available and unused borrowing capacity within the limits of our financial covenants. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed above.

Acquisition Term Notes – We financed a portion of our 2015 acquisition of the assets and business of ESCO Energy Services Company with two unsecured promissory notes payable to the seller in the aggregate amount of $0.8 million. The first acquisition term note in the principal amount of $685 thousand is payable in four equal quarterly installments, plus interest at 5%, during 2016. The second acquisition term note in the principal amount of $150 thousand is payable on December 1, 2017.

The following table summarizes the balances outstanding on our long-term debt at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Revolving line of credit, maturing June 30, 2020	$25,000	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing June 30, 2020	1,720	1,760
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	15,178	16,072
Acquisition term notes payable	664	835

Total debt	42,562	18,667
Less: Unamortized debt issuance costs, term loans	(56)	(64)

Total debt, net of term loan debt issuance costs	42,506	18,603
Less: Current portion	(4,245)	(4,416)

Long-term debt, net of current portion	$38,261	$14,187

Scheduled remaining principal payments on our outstanding debt obligations at March 31, 2016, are as follows:

Scheduled Principal Payments for the Year Ending December 31:	Revolving Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Acquisition Term Notes	Total Principal Payments
Remainder of 2016	$—	$2,677	$120	$514	$3,311
2017	—	3,571	160	150	3,881
2018	—	3,572	160	—	3,732
2019	—	3,572	160	—	3,732
2020	25,000	1,786	1,120	—	27,906

Total scheduled principal payments	$25,000	$15,178	$1,720	$664	$42,562

7.	Accumulated Other Comprehensive Income and Hedging Activities

Accumulated Other Comprehensive Income – Our Accumulated Other Comprehensive Income (“AOCI”) consists of unrealized foreign currency translation adjustments and activities associated with cash flow hedges related to our interest rate swaps described in greater detail below. The following is a summary of changes in AOCI by component for the three months ended March 31, 2016 (all amounts are net of tax):

	Gains (losses) on Cash Flow Hedge	Foreign Currency Items	Total
Balance of AOCI, December 31, 2015	$(55)	$(9)	$(64)
Other comprehensive income (loss) before reclassifications	(84)	20	(64)
Reclassification adjustment for net (gains) losses included in net income (loss)	22	—	22

Net other comprehensive income (loss)	(62)	20	(42)

Balance of AOCI, March 31, 2016	$(117)	$11	$(106)

The following is a summary of changes in AOCI by component for the three months ended March 31, 2015 (all amounts are net of tax):

	Gains (losses) on Cash Flow Hedge	Foreign Currency Items	Total
Balance of AOCI, December 31, 2014	$(77)	$—	$(77)
Other comprehensive income (loss) before reclassifications	(81)	—	(81)
Reclassification adjustment for net (gains) losses included in net income (loss)	36	—	36

Net other comprehensive income (loss)	(45)	—	(45)

Balance of AOCI, March 31, 2015	$(122)	$—	$(122)

Hedging Activities – In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk associated with a portion of our $25 million Term Loan floating rate debt (see Note 6). The interest rate swaps effectively converted 80% of the outstanding balance of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at March 31, 2016 was $12.1 million. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

The interest rate swaps are measured at Level 2 fair value on a recurring basis, using standard pricing models and market-based assumptions for all significant inputs, such as LIBOR yield curves. The fair value of the interest rate swap contracts included within our consolidated balance sheets as of March 31, 2016 and December 31, 2015, are as follows:

Derivative designated as hedging instrument:	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Other assets	$—	$—	Other long-term liabilities	$214	$109

The following tables present the effects of derivative instruments designated as cash flow hedges on our consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”):

	Amounts Reclassified from AOCI into income		Affected Line Item in the
	Three Months Ended March 31,		Consolidated Statements
AOCI Component	2016	2015	of Operations
Gain (loss) on cash flow hedges:
Interest rate swaps	$37	$58	Interest expense
	(15)	(22)	Tax expense (benefit)

	$22	$36	Net of tax

	Amount of gain (loss) recognized in AOCI
	Three Months Ended March 31,
AOCI Component	2016	2015
Gain (loss) on cash flow hedges:
Unrealized gain (loss)— Interest rate swaps	$(140)	$(130)
Tax effect	56	49

Gain (loss)—net of tax	$(84)	$(81)

We did not realize any ineffectiveness related to our cash flow hedges during the three months ended March 31, 2016 and 2015.

8.	Share-Based Compensation

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

Stock Options – Net income (loss) for the three months ended March 31, 2016 and 2015 includes $52 thousand and $86 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of option activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2015	422	$10.16
Granted	—	—
Exercised	(7)	11.57
Expired	—	—
Forfeited	—	—

Balance, March 31, 2016	415	$10.14	5.84	$3,598

Exercisable, March 31, 2016	235	$9.32	4.09	$2,214

A summary of option activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2014	519	$9.12
Granted	15	11.24
Exercised	(50)	5.44
Expired	—	—
Forfeited	(5)	8.91

Balance, March 31, 2015	479	$9.57	5.75	$2,018

Exercisable, March 31, 2015	269	$8.66	3.54	$1,290

There were no stock options granted during the three months ended March 31, 2016. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2015 was $4.73. The fair value of the stock options granted during the three months ended March 31, 2015 was measured using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2016 (1)	2015
Expected stock price volatility	n/m	46.5%
Risk free interest rate	n/m	1.6%
Annual dividends	n/m	$—
Expected life (years)	n/m	5

(1)	2016 amounts are not meaningful as there were no stock options granted during the period.

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2016 and December 31, 2015, there was $0.7 million and $0.8 million, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2016 are expected to be recognized over a weighted average period of approximately 3.9 years.

During the three months ended March 31, 2016 and 2015, the total intrinsic value of stock options exercised was $36 thousand and $0.3 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2016 and 2015 was $81 thousand and $0.3 million, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2016 and 2015 was $14 thousand and $28 thousand, respectively.

Restricted Stock Awards and Restricted Stock Units – Net income (loss) for the three months ended March 31, 2016 and 2015 includes $0.5 million and $0.5 million, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards and restricted stock units granted to directors and employees. All of the restricted stock award compensation expense during the three months ended March 31, 2016 and 2015 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of restricted stock award activity for the three months ended March 31, 2016 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	547	$17.44
Granted	—	—
Vested	(1)	15.49
Forfeited	—	—

Balance, March 31, 2016	546	$17.44

A summary of restricted stock award activity for the three months ended March 31, 2015 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	579	$17.20
Granted	28	12.30
Vested	(6)	7.88
Forfeited	—	—

Balance, March 31, 2015	601	$17.06

A summary of restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	5	$15.49
Granted	—	—
Vested	(2)	15.49
Forfeited	—	—

Balance, March 31, 2016	3	$15.49

There were no restricted stock units issued or outstanding at or during the three months ended March 31, 2015.

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

The fair value of the restricted shares and restricted stock units is amortized on a straight-line basis over the respective vesting period. At March 31, 2016, the balance of unrecognized compensation cost related to unvested restricted shares was $6.0 million, which is expected to be recognized over a weighted average period of approximately 4.1 years. At March 31, 2016, the balance of unrecognized compensation cost related to unvested restricted stock units was $44 thousand, which is expected to be recognized over a weighted average period of approximately 0.3 years.

Performance Units – Net income (loss) for the three months ended March 31, 2016 and 2015 includes $67 thousand and $35 thousand, respectively, of pre-tax compensation costs related to outstanding performance units based on the number of awards that we expect will vest over the requisite service period and the probable outcome of the associated performance condition. All of the performance unit compensation expense during the three months ended March 31, 2016 and 2015 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of performance unit award activity for the three months ended March 31, 2016 is as follows:

	Unvested Performance Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	45	$15.39
Granted	—	—
Vested	—	—
Incremental performance shares vested	—	—
Forfeited	—	—

Balance, March 31, 2016	45	$15.39

A summary of performance unit award activity for the three months ended March 31, 2015 is as follows:

	Unvested Performance Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	17	$20.57
Granted	28	12.30
Vested	—	—
Incremental performance shares vested	—	—
Forfeited	—	—

Balance, March 31, 2015	45	$15.39

The performance units outstanding at March 31, 2016 obligate the Company to issue a variable number of shares of its common stock in the event certain cumulative earnings per share performance thresholds are met. At March 31, 2016, the number of shares issuable upon attainment of performance thresholds ranges from 23 thousand to 68 thousand shares. The fair value of the performance units are being amortized on a straight-line basis over the requisite service period. At March 31, 2016, the balance of unrecognized compensation costs related to outstanding performance units was $0.3 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

At the effective time of the Merger (see Note 2), (i) all outstanding stock options will be deemed to be fully vested and converted into the right to receive a cash payment equal to the excess of the merger consideration over the exercise prices of such stock options, (ii) all outstanding restricted shares and restricted stock units will be deemed to be fully vested and converted into the right to receive the merger consideration, except for certain unvested restricted shares held by our Chief Executive Officer, which will be converted into a stock award relating to shares of Southern Company, and (iii) all performance share units payable in shares of Common Stock will be deemed vested at the target level of achievement and converted into the right to receive the merger consideration.

9.	Commitments and Contingencies

Litigation Relating to the Merger – On March 17, 2016, a putative class action lawsuit challenging the Merger (Note 2) was filed by a purported PowerSecure stockholder on behalf of all PowerSecure stockholders in the General Court of Justice of the Superior Court Division of Wake County, North Carolina. The lawsuit names as defendants PowerSecure, its directors, Southern Company and Merger Sub. The lawsuit alleges that the PowerSecure directors breached their fiduciary duties to PowerSecure stockholders by engaging in a flawed process to sell PowerSecure, by agreeing to sell PowerSecure for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. In addition, the lawsuit alleges that the entity defendants aided and abetted these breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction barring the Merger, an accounting for damages and attorneys’ fees. The defendants believe that the lawsuit is without merit. The ultimate outcome of this lawsuit cannot be predicted due to the inherent uncertainty of litigation and the litigation is at a very early stage. Other than an immaterial amount for litigation costs, we have not recognized any expense for this matter as we do not believe, based upon current information, that a loss relating to this matter is probable, or that an estimate of a range of potential loss relating to this matter, can reasonably be made.

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

SEC Informal Inquiry – The SEC is conducting an informal inquiry that appears to be focused on our interpretation and application of the FASB’s Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), in regards to our identification of operating and reportable segments since 2012, but may be broader in scope. We are cooperating with the SEC in this matter, including consultation with the Office of Chief Accountant of the SEC. There is no assurance that the scope of this inquiry is currently limited to segment reporting or that it will not be expanded in the future. In addition, the outcome of this inquiry could be unfavorable to us and adversely affect our business, financial condition or operating results.

Performance Bonds and Letters of Credit – In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2016, we had approximately $325.4 million in surety bonds outstanding. Based upon the current status of the completion of our contracts and projects, we estimate our exposure on these surety bonds was approximately $169.8 million at March 31, 2016.

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

Utility-Scale Solar Project Contract Matters – In July 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with Georgia Power Company, a large investor-owned utility customer (the “Utility”) and in July 2015, we entered into a third EPC Contract with the Utility. The July 2015 EPC Contract was subsequently terminated, by mutual agreement, on March 23, 2016. In connection with the termination agreement, we transferred to the Utility all of our rights, duties and obligations under our solar panel supply agreement, and the Utility agreed to pay us approximately $3.2 million, which is equal to the sum of the deposit paid by us to the solar panel supplier and the amount owed by us for certain engineering work product. In addition, the Utility fully released and discharged the underlying payment and performance bond. We did not incur any termination fees or penalties as a result of the termination of the July 2015 EPC Contract.

Each of July 2014 EPC Contracts relates to a similarly sized utility-scale solar distributed generation project that is being performed for the Utility for the benefit of the Utility’s customers. The two July 2014 EPC Contracts are currently expected to generate a total of approximately $120 million in revenues, of which we have already recognized $83.2 million through March 31, 2016. Prior to March 31, 2016, we expected that these projects, which are large in scale and carry significantly lower gross profit margins as a percentage of revenues compared to traditional projects of this type, would carry single digit gross margins as a percentage of revenues. During April 2016, we determined that our costs to complete these projects would be substantially in excess of our prior estimates and that a loss would be incurred to complete the contracts. Accordingly, in accordance with our revenue recognition policy described in Note 3, we recorded an aggregate cost adjustment on the two contracts during the three months ended March 31, 2016 in the amount of $6.5 million, which is included in cost of sales in the accompanying statement of operations. We do not currently anticipate recording any additional losses to complete these two contracts, but additional losses may be incurred if future events are different from our assumptions, and those losses may be significant. The scheduled substantial completion and placed in service dates of the two July 2014 EPC Contracts range from August 1, 2016 to October 1, 2016.

The two July 2014 EPC Contracts, which are virtually identical in rights and obligations and differ primarily in project descriptions, provide for customary covenants, representations, warranties and indemnities to the Utility. The EPC Contracts also include terms requiring us to provide performance guarantees and indemnification to the Utility under certain circumstances, as well as provisions requiring us to pay the Utility liquidated damages upon the occurrence of certain events, including certain delays in substantial completion and when the system is placed in service. The aggregate limit on our liability to the Utility for liquidated damages related to delays under the EPC Contracts is approximately $24 million per contract, and is $48 million in total. We could have additional liabilities to the Utility for any breaches of our covenants, representations or warranties in addition to these potential liquidated damages. The EPC Contracts also contain typical events of default, including material breaches of the EPC Contracts after notice and cure periods and defaults relating to bonding and surety failures. The EPC Contracts may be terminated by us upon an event of default by the Utility, in which case we would be entitled to the payment for work performed and for actual costs incurred. We also provide a warranty on each project for three years after substantial completion of the project.

In addition, the solar projects covered by the EPC Contracts are subject to bonding requirements. In connection with these requirements, we have obtained, for the benefit of the Utility, bonding arrangements in the aggregate amount of approximately $120 million at March 31, 2016 for the two EPC Contracts. Our solar panel manufacturer has provided a supply bond to us in the amount of approximately $62.0 million that backstops the on-time delivery of quality panels.

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

The income tax expense (benefit) for the three months ended March 31, 2016 and 2015 represents our income (loss) before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal income tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

11.	Segment Information

Our reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

•	Distributed Generation solutions;

•	Solar Energy solutions;

•	Utility Infrastructure solutions; and

•	Energy Efficiency solutions.

Our Chief Operating Decision Maker (“CODM”) reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various expense items that we do not allocate to our reportable segments. These expenses include corporate overhead and corporate-wide items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 3 of the notes to condensed consolidated financial statements.

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

Summarized financial information concerning our reportable segments is shown in the following tables.

	Three Months Ended March 31, 2016
	Distributed Generation	Solar Energy	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$30,223	$24,243	$37,634	$13,837	$(786)	$105,151
Cost of Sales (excluding depreciation and amortization)	23,723	30,723	33,024	9,181	(786)	95,865

Gross Profit	6,500	(6,480)	4,610	4,656	—	9,286

Operating expenses:
General and administrative	4,550	814	2,484	3,288	7,303	18,439
Selling, marketing and service	1,299	79	526	753	638	3,295
Depreciation and amortization	1,147	48	742	474	317	2,728

Total operating expenses	6,996	941	3,752	4,515	8,258	24,462

Operating income (loss)	(496)	(7,421)	858	141	(8,258)	(15,176)
Other income and (expenses):
Interest income and other income	—	—	—	—	1	1
Interest expense	—	—	—	—	(394)	(394)

Income (loss) before income taxes	$(496)	$(7,421)	$858	$141	$(8,651)	$(15,569)

Total capital expenditures YTD 2016	$4,296	$21	$617	$118	$255	$5,307
Total goodwill at March 31, 2016	$11,403	$4,914	$2,325	$22,940	$—	$41,582
Total assets at March 31, 2016	$141,276	$47,157	$44,404	$52,848	$22,087	$307,772

	Three Months Ended March 31, 2015
	Distributed Generation	Solar Energy	Utility Infrastructure	Energy Efficiency	Eliminations and Other	Total
Revenues	$30,731	$6,348	$28,883	$13,562	$(15)	$79,509
Cost of Sales (excluding depreciation and amortization)	18,881	5,733	25,033	8,548	(15)	58,180

Gross Profit	11,850	615	3,850	5,014	—	21,329

Operating expenses:
General and administrative	4,360	780	2,873	3,255	4,366	15,634
Selling, marketing and service	1,213	97	336	591	511	2,748
Depreciation and amortization	1,070	32	776	392	207	2,477

Total operating expenses	6,643	909	3,985	4,238	5,084	20,859

Operating income (loss)	5,207	(294)	(135)	776	(5,084)	470
Other income and (expenses):
Interest income and other income	—	—	—	—	1	1
Interest expense	—	—	—	—	(269)	(269)

Income (loss) before income taxes	$5,207	$(294)	$(135)	$776	$(5,352)	$202

Total capital expenditures YTD 2015	$1,158	$34	$993	$67	$562	$2,814
Total goodwill at March 31, 2015	$11,403	$4,914	$2,325	$21,568	$—	$40,210
Total assets at March 31, 2015	$105,984	$21,935	$56,172	$41,686	$39,393	$265,170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2016, which we refer to as the first quarter 2016, and the three month period ended March 31, 2015, which we refer to as the first quarter 2015, and of our consolidated financial condition as of March 31, 2016 should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	certain risks and uncertainties associated with the proposed merger with Southern Company, including without limitation, the possibility that the proposed merger does not close, disruptions from the proposed merger making it more difficult to maintain our business and operational relationships as well as maintaining our relationships with our employees, suppliers or customers, the risk that unexpected sots will be incurred during the merger process and the impact of the diversion of management’s time on merger-related issues;

•	our prospects, including our future business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income (loss), earnings (loss) per share, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the effects on our financial condition, results of operations and prospects of our business acquisitions;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates;

•	fluctuations in the gross margins of the projects and changes to customer relationships in each of our segments, as well as our ability to address inefficiencies in our Utility Infrastructure segment and improve the segment’s gross margins;

•	the amount of anticipated revenues and profits from, the timing of, and our ability to successfully execute on, the large solar projects;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, including but not limited to the securities class action litigation, warranty claims and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

In the first quarter 2016, 85.3% of our Distributed Generation systems revenues consisted of customer-owned system sales, and 14.7% of our Distributed Generation systems revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, shifts in the sales of customer-owned versus PowerSecure-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. An additional contrast of the two models is that sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

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

Our Solar Energy business significantly expanded in 2015 under awards from Georgia Power, one of the largest investor-owned utilities in the U.S., to provide utility-scale solar installations that we currently expect to generate a total of approximately $120 million in revenues during 2015 and 2016, including revenues from such projects that we have already recognized. In July 2014, we entered into two Engineering, Procurement and Construction Agreements (“EPC Contracts”) with Georgia Power. In July 2015, we entered into a third EPC Contract with Georgia Power. The July 2015 EPC Contract was subsequently terminated, by mutual agreement, on March 23, 2016. In connection with the termination agreement, we transferred to Georgia Power all of our rights, duties and obligations under our solar panel supply agreement, and Georgia Power agreed to pay us approximately $3.2 million, which is equal to the sum of the deposit paid by us to the solar panel supplier and the amount owed by us for certain engineering work product. In addition, Georgia Power fully released and discharged the underlying payment and performance bond. We did not incur any termination fees or penalties as a result of the termination of the July 2015 EPC Contract.

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

Our LED lighting products include our PowerSecure Lighting, Solais, EfficientLights, IES and EnergyLite operations and brands, all of which are focused on bringing LED lighting solutions to the marketplace. As a result of our acquisition of Solais in 2013, we realigned and consolidated these operations into PowerSecure Lighting, which is now leading all of our LED operations, although we may continue to have legacy brands in the marketplace for a period of time. In 2013, we acquired our Energy Efficiency Services business, which gives us the capability to provide general lighting, building envelope, HVAC and water efficiency solutions to ESCOs, which deliver these energy efficiency solutions to commercial, industrial and institutional facilities. In September 2014, we acquired the retail energy services operations of Apex Controls, Inc. (“Apex”). The acquired operations provides retrofit and electrical contracting services to major retailers, in most cases through general contractors, and provides us with the capacity to provide our Energy Efficiency Services solutions to large retailers. In December 2015, we expanded our energy efficiency operations through the acquisition of the assets and business of ESCO Energy Services Company, a private company based in Lennox, Massachusetts that provides energy efficiency facilities services to business, government agencies and other institutions across the United States.

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

Recent Developments

On February 24, 2016, we entered into a Merger Agreement with Southern Company and a new wholly-owned subsidiary of Southern Company, which we refer to as the Merger Sub, providing for the merger of the Merger Sub with and into PowerSecure, with PowerSecure surviving as a wholly-owned subsidiary of Southern Company. At the effective time of the merger, subject to receipt of required shareholder and regulatory approvals, and meeting specified customary closing conditions, each share of our common stock will be converted automatically into the right to receive $18.75 in cash, without interest, less any applicable withholding taxes. In the Merger Agreement, we agreed to covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Merger.

On March 31, 2016, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with regard to the Merger, and on May 5, 2016, at a special meeting of shareholders of the Company, the holders of a majority of all outstanding shares of our common stock voted to approve the Merger, thus fulfilling two of the primary conditions to complete the transaction. Accordingly, as of the date of this report, the Company expects to complete the Merger on or around May 9, 2016.

During April 2016, we determined that our costs to complete two large utility-scale solar projects would be substantially in excess of our prior estimates and that a loss would be incurred to complete the contracts. In accordance with generally accepted accounting principles, we recorded an aggregate cost adjustment on the two contracts during the three months ended March 31, 2016 in the amount of $6.5 million representing the full amount of the loss we expect to incur, which is included in our cost of sales during that period. We currently do not anticipate recording any additional losses to complete these two contracts, but additional losses may be incurred if future events are different from our assumptions, and those losses may be significant. The scheduled substantial completion and placed in service dates of the two utility-scale solar contracts range from August 1, 2016 to October 1, 2016.

Financial Results Highlights

Our consolidated revenues in the first quarter 2016 were $105.2 million, an increase of $25.6 million, or 32.3%, over our consolidated revenues during the first quarter 2015. The drivers of this year-over-year revenue increase were revenue increases in our Solar Energy, Utility Infrastructure and Energy Efficiency segments, as follows: a $17.9 million, or 281.9%, increase in our Solar Energy segment revenues; a $8.8 million, or 30.3%, increase in our Utility Infrastructure segment revenues; and a $0.3 million, or 2.0%, increase in our Energy Efficiency segment revenues. The revenue increases by these segments was partially offset by a $0.5 million, or 1.7% decrease in revenues from our Distributed Generation segment. The increase in our Solar Energy segment revenues reflects an increase in the size of solar projects we are executing year-over-year, in particular the EPC Contracts. The increase in our Utility Infrastructure revenues was driven primarily by a $7.7 million increase in UtilityServices revenues, which was due to continued growth in services provided to key customers. The increase in our Energy Efficiency segment revenues was due to a $2.1 million increase in revenues from our Energy Efficiency Services projects, partially offset by a $2.0 million decrease in LED lighting product sales. The decrease in our Distributed Generation segment revenues during the first quarter 2016 was primarily due to an unanticipated delay encountered in achieving revenue recognition milestones related to certain projects in process during that period and further as a result of a delay in sales pipeline conversion from data center customers.

Our first quarter 2016 gross margin as a percentage of revenue decreased to 8.8%, compared to 26.8% in the first quarter 2015, on a consolidated basis. Distributed Generation segment gross profit margins were 21.5% in the first quarter 2016 compared to 38.6% in the first quarter 2015. Solar Energy segment gross profit margins were a negative 26.7% in the first quarter 2016 compared to 9.7% in the first quarter 2015. Utility Infrastructure segment gross profit margins were 12.2% in the first quarter 2016 compared to 13.3% in the first quarter 2015. Energy Efficiency segment gross profit margins were 33.6% in the first quarter 2016 compared to 37.0% in the first quarter 2015.

The year-over-year gross profit margin decrease in our Solar Energy segment was primarily driven by a $6.5 million cost of sales adjustment due to costs expected to be incurred to complete two utility-scale solar projects in excess of prior estimates, which reduced our gross profit and gross profit margin during the first quarter 2016. In accordance with generally accepted accounting principles, since we now expect to realize a loss on the contracts underlying those two projects, the full amount of the cost of sales adjustment was recognized in the first quarter 2016 versus over the remaining contract period. Our Distributed Generation gross profit and gross profit margin was affected by the volume of revenue in the first quarter 2016, which was less than we had anticipated as discussed above. Portions of our Distributed Generation cost of sales are relatively fixed over the near-term. Therefore, the lower than anticipated Distributed Generation revenue level during the first quarter 2016 combined with the fixed portion of our costs of sales resulted in a higher cost of sales as a percentage of revenues, lower gross profit, and a reduction in our Distributed Generation gross profit margin during that period. The decrease in our Utility Infrastructure segment gross profit margin is due to a reduction in operational efficiencies within our UtilityServices operations, despite the overall increase in gross profit. Our Energy Efficiency segment gross profit margin decrease was driven primarily by the reduction of sales of our higher margin LED products in the first quarter 2016 compared to the first quarter 2015. Our Distributed Generation, Utility Infrastructure and Energy Efficiency segment gross profit margins also decreased due to differences in the mix of projects period-to-period. As is always the case, variability in our quarterly and year-to-date gross profit margins is also caused by regular ongoing differences in the mix of specific projects completed in each period.

Our operating expenses during the first quarter 2016 increased by $3.6 million, or 17.3%, compared to our operating expenses during the first quarter 2015. The year-over-year increase in operating expenses was driven primarily by $2.6 million of incremental expenses associated with the anticipated Merger during the first quarter 2016. The remaining year-over-year increase in our operating expenses was driven by increases in costs incurred to support our growing business platforms, an increase in selling expenses due to additional sales executives and sales compensation, and an increase in depreciation and amortization from our investments in equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our consolidated operating loss for the first quarter 2016 was $15.2 million compared to operating income of $0.5 million for the first quarter 2015. The reduction in our consolidated operating income during the first quarter 2016 was driven by the $6.5 million cost of sales adjustment related to losses we currently expect to incur on our utility-scale solar projects, Merger related expenses of $2.6 million, and the effects on operating income of unanticipated delays encountered in our Distributed Generation segment in achieving certain revenue recognition milestones related to certain projects in process during that period. The following table summarizes our operating income (loss) by segment for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Segment operating income (loss):
Distributed Generation	$(496)	$5,207	$(5,703)	(109.5)%
Solar Energy	(7,421)	(294)	(7,127)	(2,424.1)%
Utility Infrastructure	858	(135)	993	735.6%
Energy Efficiency	141	776	(635)	(81.8)%
Corporate and other unallocated costs	(8,258)	(5,084)	(3,174)	(62.4)%

Total	$(15,176)	$470	$(15,646)	(3,328.9)%

Our consolidated net loss for the first quarter 2016 was $9.9 million, or a loss of ($0.44) per diluted share, compared to net income of $0.1 million, or $0.01 per diluted share, for the first quarter 2015.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2015 or our quarter ended March 31, 2016, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

Our revenue backlog stands at $302 million, as of May 6, 2016. This revenue backlog represents revenue expected to be recognized after March 31, 2016, for periods including the second quarter of 2016 onward. Our $302 million revenue backlog and the estimated timing of revenue recognition are outlined below, including “project-based revenues” expected to be recognized as projects are completed, and “recurring revenues” expected to be recognized over the life of the underlying contracts. Also outlined below, our $302 million revenue backlog is broken down between non-solar revenue backlog and solar revenue backlog.

Revenue Backlog expected to be recognized after March 31, 2016

Description	Anticipated Revenue		Estimated Primary Recognition Period

Project-based Revenue — Near term	$189 million		2Q16 through 4Q16

Project-based Revenue — Long term	$25 million		1Q17 through 2017

Recurring Revenue	$88 million		2Q16 through 2020

Revenue Backlog expected to be recognized after March 31, 2016	$302 million

Description	Anticipated Non-Solar Revenue		Anticipated Solar Revenue

Revenue Backlog expected to be recognized after March 31, 2016 by category	$260 million		$42 million

Revenue Backlog as reported May 6, 2015 by category	$268 million		$134 million

Change in Revenue Backlog by category	($8 million	)	($92 million	)
% Change in Revenue Backlog by category	-3.0%		-68.7%

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

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the first quarter 2016 compared to the first quarter 2015 are entirely attributable to our reportable segments together with corporate and other unallocated cost items as noted in the tables and discussion below.

First Quarter 2016 Compared to First Quarter 2015

Revenues

Our consolidated revenues are generated entirely by product sales and services by our four reportable segments: Distributed Generation, Solar Energy, Utility Infrastructure, and Energy Efficiency. Intersegment revenues, if any, are eliminated from total segment revenues as reflected in the tables below. The following table summarizes our revenues, including intersegment revenues, by these segments for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Segment Revenues:
Distributed Generation	$30,223	$30,731	$(508)	(1.7)%
Solar Energy	24,243	6,348	17,895	281.9%
Utility Infrastructure	37,634	28,883	8,751	30.3%
Energy Efficiency	13,837	13,562	275	2.0%
Intersegment Eliminations	(786)	(15)	(771)	(5,140.0)%

Total	$105,151	$79,509	$25,642	32.3%

Our consolidated revenues in the first quarter 2016 of $105.2 million increased $25.6 million, or 32.3%, compared to the first quarter 2015, due to an increase in sales in our Solar Energy, Utility Infrastructure, and Energy Efficiency segments, partially offset by a decrease in sales in our Distributed Generation segment. The increase in our revenues in the first quarter 2016 over the first quarter 2015 consisted of a $17.9 million, or 281.9% increase in revenues from our Solar Energy segment, a $8.8 million, or 30.3%, increase in revenues from our Utility Infrastructure segment and a $0.3 million, or 2.0%, increase in revenues from our Energy Efficiency segment, partially offset by a $0.5 million, or 1.7% decrease from our Distributed Generation segment.

The increase in our Solar Energy segment revenues reflects a year-over-year increase in the size of solar projects, including the two utility-scale solar installation projects we were awarded in July 2014. The year-over-year increase in our Utility Infrastructure segment revenues was due to a $7.7 million increase in UtilityServices revenue, together with a $0.4 million increase in revenues from engineering, consulting and management services we provide to utilities. The increase in our UtilityServices revenue was primarily due to our efforts to focus on new business development activity. The increase in our Energy Efficiency segment revenues was due to a $2.1 million increase in revenues from our Energy Efficiency Services projects, partially offset by a $2.0 million decrease in LED lighting product sales. The year-over-year decrease in our Distributed Generation segment revenues during the first quarter 2016 was driven primarily by a $2.1 million decrease in our Distributed Generation business caused by unanticipated delays encountered on certain projects in process during the first quarter 2016, which was partially offset by an increase $1.6 million increase in our Energy Storage project sales.

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

Gross Profit and Gross Profit Margin

Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following table summarizes our cost of sales by segment, along with our segment gross profit and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Segment Cost of Sales (excluding depreciation and amortization):
Distributed Generation	$23,723	$18,881	$4,842	25.6%
Solar Energy	30,723	5,733	24,990	435.9%
Utility Infrastructure	33,024	25,033	7,991	31.9%
Energy Efficiency	9,181	8,548	633	7.4%
Intersegment Eliminations	(786)	(15)	(771)	(5,140.0)%

Total	$95,865	$58,180	$37,685	64.8%

Segment Gross Profit:
Distributed Generation	$6,500	$11,850	$(5,350)	(45.1)%
Solar Energy	(6,480)	615	(7,095)	(1,153.7)%
Utility Infrastructure	4,610	3,850	760	19.7%
Energy Efficiency	4,656	5,014	(358)	(7.1)%

Total	$9,286	$21,329	$(12,043)	(56.5)%

Segment Gross Profit Margins:
Distributed Generation	21.5%	38.6%
Solar Energy	(26.7)%	9.7%
Utility Infrastructure	12.2%	13.3%
Energy Efficiency	33.6%	37.0%
Total	8.8%	26.8%

Cost of sales includes materials, vehicles, personnel and related overhead costs incurred to manufacture products and provide services, but excludes depreciation and amortization. Cost of sales also includes inventory write-downs occurring in the normal course of business, as well as those occurring, from time to time, in connection with periodic restructuring and realignment actions. Intersegment cost of sales from intersegment revenues are eliminated from total cost of sales. The 64.8% increase in our consolidated cost of sales and services for the first quarter 2016 compared to the first quarter 2015 was driven by the increase in costs associated with the 32.0% increase in revenues and other factors discussed below leading to the decrease in our consolidated gross profit margin.

Our consolidated gross profit decreased $12.0 million, or 56.5%, in the first quarter 2016 compared to the first quarter 2015, despite the 32.3% increase in consolidated revenues. As a percentage of revenue, our consolidated gross margin in the first quarter 2016 was 8.8%, a decrease of 18.0 percentage points compared to the first quarter 2015. Distributed Generation segment gross profit margins were 21.5% in the first quarter 2016 compared to 38.6% in the first quarter 2015. Solar Energy segment gross profit margins were a negative 26.7% in the first quarter 2016 compared to 9.7% in the first quarter 2015. Utility Infrastructure segment gross profit margins were 12.2% in the first quarter 2016 compared to 13.3% in the first quarter 2015. Energy Efficiency segment gross profit margins were 33.6% in the first quarter 2016 compared to 37.0% in the first quarter 2015.

The year-over-year consolidated gross profit margin decrease in our Solar Energy segment was primarily driven by a $6.5 million adjustment to cost of sales due to costs expected to be incurred to complete two utility-scale solar projects in excess of prior estimates, which reduced our gross profit and gross profit margin during the first quarter 2016. In accordance with generally accepted accounting principles, since we now expect to realize a loss on the contracts underlying those two projects, the full amount of the cost of sales adjustment was recognized in the first quarter 2016 versus over the remaining contract period. In addition, our Distributed Generation gross profit and gross profit margin was affected by the volume of revenue in the first quarter 2016, which was less than we had anticipated as discussed above. Portions of our Distributed Generation cost of sales are relatively fixed over the near-term. Therefore, the lower than anticipated Distributed Generation revenue level during the first quarter 2016 combined with the fixed portion of our costs of sales resulted in a higher cost of sales as a percentage of revenues, lower gross profit, and a reduction in our Distributed Generation gross profit margin during that period. The decrease in our Utility Infrastructure segment gross profit margin is due to a reduction in operational efficiencies within our UtilityServices operations, despite the overall increase in gross profit. Our Energy Efficiency segment gross profit margin decrease was driven primarily by the reduction of sales of our higher margin LED products in the first quarter 2016 compared to the first quarter 2015. Our Distributed Generation, Utility Infrastructure and Energy Efficiency segment gross profit margins also decreased due to differences in the mix of projects period-to-period.

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

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the impact of our utility-scale solar projects in our Solar Energy segment that will be completed during 2016, which will have nominal ongoing gross margins during the remainder of 2016 and which is expected to produce negative gross margins for the full year 2016;

•	our ability to continue to improve and realize the financial benefits of operational efficiencies in all of our segments, in particular the UtilityServices area of our Utility Infrastructure segment, including increasing our revenue and improving the productivity of our personnel and equipment as well as managing our labor and asset costs during periods when work assignments, and therefore revenue, is lower or when our crews are in-between work assignments;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	the mix of revenue among each of our segments, and products and services within these segments, which have different gross profit margins, and certain types of projects within each segment;

•	our ability to execute on our customer orders efficiently and with operational excellence, to generate customer satisfaction, profitability and future additional business, especially with respect to significant awards such as the utility-scale solar projects;

•	our ability to benefit from economies of scale, including the ability to re-source from low-cost manufacturers;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the impact of competition on our volumes or pricing;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	the costs to maintain and operate Distributed Generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross profit margin increases from our operations that have lower gross profit margin profiles, such as our Solar Energy segment;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations”.

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization and, from time to time, restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Consolidated Operating Expenses:
General and administrative	$18,439	$15,634	$2,805	17.9%
Selling, marketing and service	3,295	2,748	547	19.9%
Depreciation and amortization	2,728	2,477	251	10.1%

Total	$24,462	$20,859	$3,603	17.3%

The following table sets forth our operating expenses by reportable segment for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Distributed Generation:
General and administrative	$4,550	$4,360	$190	4.4%
Selling, marketing and service	1,299	1,213	86	7.1%
Depreciation and amortization	1,147	1,070	77	7.2%

Total Distributed Generation operating expenses	$6,996	$6,643	$353	5.3%

Solar Energy:
General and administrative	$814	$780	$34	4.4%
Selling, marketing and service	79	97	(18)	(18.6)%
Depreciation and amortization	48	32	16	50.0%

Total Solar Energy operating expenses	$941	$909	$32	3.5%

Utility Infrastructure:
General and administrative	$2,484	$2,873	$(389)	(13.5)%
Selling, marketing and service	526	336	190	56.5%
Depreciation and amortization	742	776	(34)	(4.4)%

Total Utility Infrastructure operating expenses	$3,752	$3,985	$(233)	(5.8)%

Energy Efficiency:
General and administrative	$3,288	$3,255	$33	1.0%
Selling, marketing and service	753	591	162	27.4%
Depreciation and amortization	474	392	82	20.9%

Total Energy Efficiency operating expenses	$4,515	$4,238	$277	6.5%

Corporate and other unallocated costs:
General and administrative	$7,303	$4,366	$2,937	67.3%
Selling, marketing and service	638	511	127	24.9%
Depreciation and amortization	317	207	110	53.1%

Total corporate and other unallocated costs	$8,258	$5,084	$3,174	62.4%

Total consolidated operating expenses	$24,462	$20,859	$3,603	17.3%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first quarter 2016, we incurred an aggregate of $2.6 million of incremental Merger related expenses. The remaining year-over-year increase in our operating expenses was driven by increased costs incurred to support our growing business platforms and anticipated growth, an increase in selling expenses due to additional sales executives and sales compensation, and an increase in depreciation and amortization from our investments in equipment, company-owned distributed generation systems, and acquisition-related intangibles.

Our operating expenses as a percentage of our revenues decreased by 3.0 percentage points in the first quarter 2016 compared to the first quarter 2015. Excluding the effects of the $2.6 million of incremental Merger related expenses, our operating expenses as a percentage of our revenues decreased by 5.4 percentage points in the first quarter 2016 compared to the first quarter 2015. This decrease reflects operating efficiencies we experienced in the first quarter 2016 driven by increased revenue levels during that period.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions, together with unallocated corporate and other administrative costs.

The overall $2.8 million, or 17.9%, increase in our consolidated general and administrative expenses in the first quarter 2016, as compared to the first quarter 2015, was due primarily to the $2.6 million of incremental Merger related costs. The following table provides further details of our general and administrative expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Consolidated General and Administrative Expense:
Personnel costs	$8,320	$8,973	$(653)	(7.3)%
Merger related costs	2,630	—	2,630	n/m
Vehicle lease and rental	474	599	(125)	(20.9)%
Insurance	623	643	(20)	(3.1)%
Rent-office and equipment	453	452	1	0.2%
Professional fees and consulting	502	378	124	32.8%
Travel	879	679	200	29.5%
Telephone	304	213	91	42.7%
Meals and entertainment	345	256	89	34.8%
Utilities	94	112	(18)	(16.1)%
Other	1,561	1,070	491	45.9%
Corporate costs	2,254	2,259	(5)	(0.2)%

Total	$18,439	$15,634	$2,805	17.9%

The following table provides detail of our general and administrative expenses by segment along with unallocated corporate and other administrative costs for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Segment General and Administrative Expense:
Distributed Generation	$4,550	$4,360	$190	4.4%
Solar Energy	814	780	34	4.4%
Utility Infrastructure	2,484	2,873	(389)	(13.5)%
Energy Efficiency	3,288	3,255	33	1.0%
Corporate and other unallocated costs	7,303	4,366	2,937	67.3%

Total	$18,439	$15,634	$2,805	17.9%

The 4.4% increase in our first quarter 2016 Distributed Generation segment general and administrative expense compared to the first quarter 2015, was due to increases in costs to support the growth in revenue incurred over the course of 2015 including the startup of the Energy Storage business which occurred in mid-2015. The 4.4% increase in Solar Energy segment general and administrative expense is due to increases in personnel and related costs that were necessary to support the revenue growth of our Solar segment and, in particular, fulfilment of the utility-scale solar projects. The 13.5% decrease in our first quarter 2016 Utility Infrastructure segment general and administrative expense compared to the first quarter 2015 was due to reductions in personnel and related costs that were implemented to increase the profitability of our Utility Services operations. The 1.0% increase in our first quarter 2016 Energy Efficiency segment general and administrative expense compared to the first quarter 2015 was due to increases in personnel and related costs of our Energy Efficiency Services operations and, in particular, the additional costs associated with the ESCO Energy Services Company operations we acquired in December 2015.

Corporate and other unallocated costs include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options, restricted stock awards, and performance units which we do not allocate to our operating segments. The increase in our corporate and other unallocated costs during the first quarter 2016 as compared to the first quarter 2015 was due primarily to the $2.6 million of incremental Merger related costs incurred.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 19.9% increase in consolidated selling, marketing and service expenses in the first quarter 2016, as compared to the first quarter 2015, was due to increases in salaries due to investments in sales teams, increases in commissions, increases in business development costs to promote growth, and travel incurred on increased revenues. The following table provides further detail of our selling, marketing and service expenses by expense category for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Consolidated Selling, Marketing and Service:
Salaries	$1,236	$1,103	$133	12.1%
Commission	654	489	165	33.7%
Travel	502	414	88	21.3%
Advertising and promotion	879	645	234	36.3%
Bad debt expense (recovery)	(24)	49	(73)	(149.0)%
Vehicle lease and rental	48	48	—	—%

Total	$3,295	$2,748	$547	19.9%

The following table provides further detail of our selling, marketing and service expenses by segment for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Segment Selling, Marketing and Service Expense:
Distributed Generation	$1,299	$1,213	$86	7.1%
Solar Energy	79	97	(18)	(18.6)%
Utility Infrastructure	526	336	190	56.5%
Energy Efficiency	753	591	162	27.4%
Unallocated costs	638	511	127	24.9%

Total	$3,295	$2,748	$547	19.9%

The growth in our selling, marketing and services expenses represents additional personnel and compensation to grow and support anticipated future revenue growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets acquired in our recent acquisitions.

The following table provides detail of our depreciation and amortization expense by segment for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Segment Depreciation and Amortization:
Distributed Generation	$1,147	$1,070	$77	7.2%
Solar Energy	48	32	16	50.0%
Utility Infrastructure	742	776	(34)	(4.4)%
Energy Efficiency	474	392	82	20.9%
Unallocated costs	317	207	110	53.1%

Total	$2,728	$2,477	$251	10.1%

The 10.1% increase in consolidated depreciation and amortization expenses in the first quarter 2016, compared to the first quarter 2015, primarily reflects increased depreciation resulting from capital investments as well as increased amortization expense associated with intangible assets acquired. Our capital investments are primarily investments in PowerSecure-owned Distributed Generation segment systems for projects deployed under our recurring revenue model.

Other Income and Expenses

Our other income and expenses include interest income, interest expense, and income taxes. None of these income or expense amounts are allocated to our operating segments for purposes of evaluating segment performance or allocating resources. The following table sets forth our consolidated other income and expenses for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2016	2015	$	%
Other Income (Expense):
Interest and other income	$1	$1	$—	—%
Interest expense	(394)	(269)	(125)	46.5%

Total	$(393)	$(268)	$(125)	46.6%

Interest and Other Income. Interest and other income consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. The amount of interest income during the first quarter 2016 was similar compared to the first quarter 2015. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, acquisitions, working capital needs, and future interest rates.

Interest Expense. Interest expense consists of interest and finance charges on the revolving portion of our credit facility, term loans and capital leases. Interest expense increased during the first quarter 2016, as compared to the first quarter 2015. The increase in our interest expense reflects the effects on interest expense on incremental borrowings on the revolving portion of our credit facility, partially offset by a reduction in balances outstanding on our outstanding term loans due to regular payments made on those obligations over the year.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, federal and state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. We recognized a tax benefit in the amount of $5.6 million during the first quarter 2016 compared to tax expense of $0.1 million during the first quarter 2015. Our overall effective tax rate of 36.3% in the first quarter 2016 was slightly lower than compared to the 40.0% effective tax rate in the first quarter 2015. We recorded an income tax benefit during the first quarter 2016 as we incurred a pre-tax loss during that period whereas we recorded an income tax expense during the first quarter 2015 on pre-tax income during that period.

Fluctuations

Our revenues, expenses, margins, net income, cash flow, cash, working capital, capital expenditures, debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic, business and financial conditions, including the negative impact that continuing weak and uncertain economic and financial market conditions and inconsistent capital and credit markets, or their deterioration, could have on our business operations, our revenues and our ability to operate and grow profitably, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected, such as the recent termination of the large solar project contemplated by the July 2015 EPC Contract;

•	our ability to execute on our customer orders efficiently and profitably, to generate customer satisfaction, enhanced operating income and future additional business, especially with respect to significant awards such as the utility-scale solar projects, which are our largest projects in terms of revenues but have relatively low margins;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, to effectively integrate the acquired businesses, assets and personnel in our organization, to grow acquired businesses and to manage the costs related to such acquisitions, including our recent acquisitions of our retail energy services operations, our mission critical data center energy services operations, and our ESCO Energy Services Company;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues on a profitable basis, including maintaining and improving our pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	our ability to maintain our safety performance and safety record at levels that meet or exceed the standards of our utility customers, the inability of which could cause us to be abruptly and immediately released from our work assignments with those utilities, and to lose the opportunity to obtain additional or new work from those utilities;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our LED lighting products and third party manufacturing arrangements we have, and arrangements we have established to source these products and components from vendors in Asia;

•	our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	permitting and regulatory or customer-caused delays on projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	the amount of costs and expenses we incur to support our growth internally and through acquisitions, and our success in controlling and reducing our costs and expenses;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes and major wind and ice storms, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the slow economic recovery and inconsistent capital markets conditions on capital projects and other spending items;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs as well as the impact of future reductions in solar tax credits and incentives;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings, including the securities class action.

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

Due to all of these factors and the other risks, uncertainties and other factors discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

Working Capital

At March 31, 2016, we had working capital of $81.9 million, including $6.4 million in cash and cash equivalents, compared to working capital of $75.9 million, including $18.4 million in cash and cash equivalents at December 31, 2015. During 2015 and 2016, our working capital balances, including our cash and cash equivalents, have been affected by our progress towards completion of two large-scale Solar Energy projects that we were awarded in July 2014. The timing of cash payments to our suppliers and cash receipts from our customer have affected the balances of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. We expect similar effects during the remainder of 2016 as we move further towards completion of these large-scale solar projects, and the effects on our working capital, including our cash and cash equivalents, may be material. Changes in the components of our working capital from December 31, 2015 to March 31, 2016 and from December 31, 2014 to March 31, 2015 are explained in greater detail below.

During the first quarter 2016, we borrowed $25.0 million on the revolving portion of our credit facility partially to finance the activities related to the large-scale Solar Energy projects described above. At March 31, 2016 and December 31, 2015, we had $9.0 million and $36.0 million, respectively, of available and unused borrowing capacity from our revolving credit facility, within the limits of our financial covenants. As a result of additional borrowings from our revolving credit facility during the second quarter 2016 through the date of this report, at May 6, 2016, an aggregate balance of $30.0 million was outstanding, and there was approximately $4.0 million available and unused borrowing capacity within the limits of our financial covenants under our revolving credit facility. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(30,732)	$(6,358)
Net cash used in investing activities	(5,299)	(2,668)
Net cash provided by (used in) financing activities	23,977	(903)
Currency exchange rate changes	20	—

Net decrease in cash and cash equivalents	$(12,034)	$(9,929)

Cash Used by Operating Activities

Cash used by operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash used by operating activities also includes the effect of changes in working capital and other activities.

Cash used by operating activities for the first quarter 2016 was approximately $30.7 million and consisted of $9.9 million of net loss, $2.2 million of non-cash operating items, and $18.6 million used by changes in working capital balances. The $2.2 million of non-cash items consisted primarily of a $5.6 million increase in deferred taxes, partially offset by $2.7 million of depreciation and amortization expense and $0.6 million of stock compensation expense. Cash used by working capital and other activities consisted primarily of a $30.9 million decrease in accounts payable, a $7.7 million decrease in accrued and other liabilities, a $1.8 million increase in inventories, and a $0.5 million reduction in accrued restructuring charges. The cash used by these working capital account changes were partially offset by a $22.0 million decrease in accounts receivable. The fluctuations in our accounts receivable, accounts payable and our accrued and other liabilities is a function of the timing of customer remittances, payments to our vendors, and our inventory, advance billings and accrued project costs on projects in process, respectively. These working capital accounts can and do fluctuate significantly from period to period, depending on the timing and size of individual projects.

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

Cash Used in Investing Activities

Cash used in investing activities was $5.3 million in the first quarter 2016 and cash used in investing activities was $2.7 million in the first quarter 2015. Historically, our principal cash investments have related to the acquisition and installation of equipment related to our recurring revenues sales, the acquisition of businesses or technologies, the purchase of equipment used in our production facilities, and the acquisitions of certain contract rights. During the first quarter 2016, we used $3.5 million to purchase and install equipment at our recurring revenue distributed generation sites and we used $1.8 million principally to acquire operational assets. During the first quarter 2015, we used $1.1 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $1.7 million principally to acquire operational assets, and we received $0.1 million cash proceeds from the sale of property plant and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $24.0 million in the first quarter 2016 and cash used in financing activities was $0.9 million in the first quarter 2015. During the first quarter 2016, we borrowed $25.0 million on the revolving portion of our credit facility, we used $1.1 million to make scheduled payments on our term loan obligations, and we received $0.1 million from the exercise of stock options. During the first quarter 2015, we used $1.2 million to make scheduled payments on our capital lease and term loan obligations and we received $0.3 million from the exercise of stock options.

Capital Spending

Our capital expenditures during the first quarter 2016 were approximately $5.3 million, of which we used $3.5 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.8 million to purchase equipment and other capital items. Our capital expenditures during the first quarter 2015 were approximately $2.8 million, of which we used $1.1 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.7 million to purchase equipment and other capital items.

We anticipate making total capital expenditures of approximately $16 million in 2016, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our businesses. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Utility Infrastructure product and services.

Indebtedness

Long-Term Credit Facility – We have a long-term credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders under a credit agreement that we first entered into with our lenders in August 2007 and have amended and restated from time-to-time. At March 31, 2016 and December 31, 2015, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consisted of a $40.0 million senior, first-priority secured revolving line of credit maturing on June 30, 2020, a $2.6 million term loan maturing on June 30, 2020, and a $25.0 million, 7 year amortizing term loan maturing on June 30, 2020. Our credit facility also contains an accordion provision permitting us to request an increase in the revolving loan by up to an additional $20 million, subject to lender’s participation

The credit facility contains three basic financial covenants. First, under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. The fixed charge coverage ratio is currently based on our financial results for the previous four fiscal quarters on a rolling basis. Second, we are required to maintain a minimum consolidated net worth, computed on a quarterly basis, of not less than the sum of $142.1 million, plus an amount equal to 50% of our net income each fiscal year commencing with the year ending December 31, 2014, with no reduction for any net loss in any fiscal year, plus 90% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Under our third financial covenant, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%.

On February 23, 2016, the lenders under our credit facility provided a waiver of any event of default arising from the execution of the Merger Agreement (but not the consummation of the Merger) under the credit agreement with our lenders. On May 6, 2016, those lenders also provided a waiver of any event of default arising from (i) the consummation of the Merger Agreement under the credit agreement, and (ii) the failure to meet the minimum fixed charge coverage ratio financial covenant under the credit agreement at March 31, 2016.

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

In July 2013, we entered into two forward-starting interest rate swap contracts based on three-month LIBOR that effectively converted 80% of the outstanding balance of our $25 million Term Loan to fixed rate debt. We have designated the interest rate swaps as a cash flow hedge of the interest payments due on our floating rate debt. Accordingly, at March 31, 2016, $12.1 million of our outstanding credit facility debt bears interest at a fixed rate of 3.73% and $29.8 million of our outstanding credit facility debt, including amounts borrowed under the revolving portion of our credit facility, bears interest at floating rates as described above. The termination dates of the swap contracts and the maturity date of the $25 million Term Loan are both June 30, 2020.

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

At March 31, 2016, there was an aggregate balance of $16.9 million outstanding under the two term loans under our credit facility and there was $25.0 million outstanding under the revolving portion of the credit facility. At March 31, 2016 and December 31, 2015, we had $9.0 million and $36.0 million, respectively, of available and unused borrowing capacity from our revolving credit facility within the limits of our financial covenants. At May 6, 2016, an aggregate balance of $30.0 million was outstanding under our revolving credit facility, and there was approximately $4.0 million of available and unused borrowing capacity within the limits of our financial covenants. The availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed above.

Acquisition Term Notes – We financed a portion of our 2015 acquisition of the assets and business of ESCO Energy Services Company with two unsecured promissory notes payable to the seller in the aggregate amount of $0.8 million. The first acquisition term note in the principal amount of $685 thousand is payable in four equal quarterly installments, plus interest at 5%, during 2016. The second acquisition term note in the principal amount of $150 thousand is payable on December 1, 2017.

The following table summarizes the balances outstanding on our long-term debt at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Revolving line of credit, maturing June 30, 2020	$25,000	$—
Term loan, principal of $0.04 million plus interest payable quarterly at variable rates, maturing June 30, 2020	1,720	1,760
Term loan, principal of $0.9 million plus interest payable quarterly at variable rates, maturing June 30, 2020	15,178	16,072
Acquisition term notes payable	664	835

Total debt	42,562	18,667
Less: Unamortized debt issuance costs, term loans	(56)	(64)

Total debt, net of term loan debt issuance costs	42,506	18,603
Less: Current portion	(4,245)	(4,416)

Long-term debt, net of current portion	$38,261	$14,187

Scheduled remaining principal payments on our outstanding debt obligations at March 31, 2016, are as follows:

	Revolving				Total
Scheduled Principal Payments for the Year Ending December 31:	Line of Credit	$25.0 Million Term Loan	$2.6 Million Term Loan	Acquisition Term Notes	Principal Payments
Remainder of 2016	$—	$2,677	$120	$514	$3,311
2017	—	3,571	160	150	3,881
2018	—	3,572	160	—	3,732
2019	—	3,572	160	—	3,732
2020	25,000	1,786	1,120	—	27,906

Total scheduled principal payments	$25,000	$15,178	$1,720	$664	$42,562

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2016, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business, reflected in the table below including:

•	we lease certain office space, operating facilities and equipment under long-term lease agreements;

•	to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility;

•	we make repayments on two terms loans under our credit facility;

•	we have an obligation to make installment payments on our PowerLine acquisition;

•	we have contingent earn-out payments potentially due on acquisitions of operations from Apex and from ESCO Energy Services Company;

•	we have restructuring and cost reduction obligations; and

•	we have a deferred compensation obligation.

In addition, at March 31, 2016, we had a liability for unrecognized tax benefits and related interest and penalties totaling $0.4 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of March 31, 2016, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2016	1 - 3 Years	4 - 5 Years	More than 5 Years
Revolving portion of credit facility (1)	$25,000	$—	$—	$25,000	$—
Term loans (2)	18,713	3,669	8,218	6,826	—
Operating leases	18,245	4,725	8,668	4,400	452
Deferred compensation (3)	3,137	3,137	—	—	—
Installment payments due on acquisition	220	—	220	—	—
Earnout payments due on acquisitions (4)	1,240	—	1,240	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	38	38	—	—	—

Total	$66,697	$11,673	$18,346	$36,226	$452

(1)	Total repayments are based upon borrowings outstanding as of March 31, 2016, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loans at the interest rate in effect as of March 31, 2016.
(3)	Total amount represents our potential obligation on the deferred compensation arrangement, based on the first date it could commence (which is earlier than the expected date of commencement), and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
(4)	Total amount represents the undiscounted probability-weighted estimate of the earn-out payments due. Actual total payment amount may exceed the estimated amount, depending on the achievement of certain gross profit targets of the acquired business.

Performance Bonds and Letters of Credit

In the ordinary course of business, we are required by certain customers to post surety or performance bonds or letters of credit in connection with services that we provide to them. These bonds and letters of credit provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety, in the case of a performance bond, or our lenders, in the case of a letter of credit, make payments or provide services under the bond. We must reimburse the surety or our lenders for any expenses or outlays they incur. We have not been required to make any reimbursements to our sureties for bond-related costs, and we do not currently expect that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2016, we had approximately $325.4 million in surety bonds outstanding. Based upon the current status of the completion of our contracts and projects, we estimate our exposure on these surety bonds was approximately $169.8 million at March 31, 2016.

Off-Balance Sheet Arrangements

During the first quarter 2016, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

At March 31, 2016, we had $6.4 million in cash and cash equivalents, total working capital of $81.8 million, and approximately $9.0 million available for borrowing under the revolving portion of our credit facility. As a result of additional borrowings from our revolving credit facility during the second quarter 2016 through the date of this report. at May 6, 2016, an aggregate balance of $30 million was outstanding, and there was approximately $4.0 million of available and unused borrowing capacity within the limits of our financial covenants under our revolving credit facility. Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.”

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

During 2015 and 2016, our working capital balances, including our cash and cash equivalents, have been affected by our progress towards completion of two utility-scale Solar Energy projects that we were awarded in July 2014. The timing of cash payments to our suppliers and cash receipts from our customer have affected the balances of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. We expect similar effects during the remainder of 2016 and beyond as we move further towards completion of these utility-scale Solar Energy projects, and the effects on our cash resources may be material.

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

The accounting policies listed above are described in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements

Information about recent accounting pronouncements and their potential effects on our financial position and results of operations is included in Note 3, “Summary of Significant Accounting Policies and Recent Accounting Standards” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

At March 31, 2016, our cash and cash equivalents balance was approximately $6.4 million, $25.0 million was drawn on the revolving portion of our credit facility, and $16.9 million was outstanding on two term loans under the credit facility. Our credit facility, which is comprised of a revolving credit line and two term loans, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we may enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility. In July 2013, we entered into two forward-starting interest rate swap contracts to manage interest rate risk on our floating rate debt. The interest rate swaps effectively converted 80% of our $25.0 million floating rate term loan to a fixed rate term loan bearing interest at the rate of 3.73%. The notional amount of the interest rate swaps at March 31, 2016 was $12.1 million.

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

We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, for the first quarter 2016, a hypothetical 1% (100 basis points) increase in the interest rate on the variable rate portion of our average outstanding borrowings under our credit facility would have resulted in an increase in our interest expense of $64 thousand, and an increase in our interest income from the average balance of our interest-bearing cash equivalents of approximately $2 thousand. Conversely, a hypothetical 1% (100 basis points) decrease of 1% (100 basis points) in the interest rate on the variable rate portion our average outstanding borrowings under our credit facility would have resulted in a decrease in our interest expense of $64 thousand, and a decrease in our interest income from the average balance of our interest-bearing cash equivalents of approximately $1 thousand.

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

Foreign Exchange Risk. Historically, substantially all of our revenues, expenses and capital spending were transacted in U.S. dollars and we faced minimal exposure to adverse movements in foreign currency exchange rates. We recently commenced limited operations in Canada and we now have transactions denominated in Canadian dollars. As a result, fluctuations in exchange rates between U.S. and Canadian currency may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. dollar compared to the Canadian dollar was not material at March 31, 2016. If our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our LED lighting operations purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as described in note 9 to our financial statements in this Report.

Item 1A.	Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which have not materially changed as of the date of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

(2.2)	Agreement and Plan of Merger, dated February 24, 2016, by and among The Southern Company, PSMS Corp. and PowerSecure International, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed February 25, 2016).*

(10.1)	Amended and Restated Employment and Non-Competition Agreement, dated as of February 15, 2016, between Registrant and Ronnie Brannen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 19, 2016.)**

(10.2)	Waiver to Credit Agreement, dated as of February 23, 2016, among PowerSecure International, Inc., Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 25, 2016.)

(10.3)	Waiver to Credit Agreement, dated as of May 6, 2016, among PowerSecure International, Inc., Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 6, 2016.)

(10.4)	Amendment No. 1 to Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Filed herewith.)**

(10.5)	Amendment No. 2 to First Amended and Restated Employment and Non-Competition Agreement, dated as of November 6, 2014, by and between Registrant and Christopher T. Hutter. (Filed herewith.)**

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules to this have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request by the Commission.
**	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: May 6, 2016	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ Eric Dupont
Eric Dupont
Executive Vice President and Chief Financial Officer